Form 10-K
period 2021-12-31
Kimbell Tiger Acquisition Corp
filed 2022-03-31
CIK 1863099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-41244

KIMBELL TIGER ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-3513156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Taylor Street, Suite 810
Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 945-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, and one-half of one warrant	TGR.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	TGR	The New York Stock Exchange
Warrants, exercisable for one share Class A common stock at an exercise price of $11.50 per share	TGR.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange (“NYSE”) on February 4, 2022 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began trading on the NYSE on March 28, 2022. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on March 29, 2022, as reported on the NYSE, was $230,460,000 (based on the closing sales price of the Class A common stock on March 29, 2022 of $10.02).

As of March 29, 2022 the Registrant had 23,002,500 shares of its Class A common stock, $0.0001 par value per share, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

(i)

CERTAIN DEFINED TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation;

•	“Board” are to our Board of Directors;

•	“Class A common stock” are to our Class A common stock, $0.0001 par value per share;

•	“Class B common stock” are to our Class B common stock, $0.0001 par value per share;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“DGCL” are to the General Corporation Law of the State of Delaware;

•	“directors” are to our current directors;

•	“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries, and including Opco Units;

•	“extension option” are to the option of the sponsor, upon deposit of the extension fee into the trust account, to extend the available time to consummate our initial business combination by three months; the sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination;

•	“extension fee” are to an amount equal to $0.10 per public share (a total of $2,300,000) that the sponsor may deposit into the trust account in order to exercise the extension option;

•	“founder shares” are to Class B Units of Opco initially issued to our sponsor in a private placement prior to the IPO (or the Class A Units of Opco into which such Class B Units of Opco will convert) and a corresponding number of shares of our non-economic Class B common stock;

•	“initial stockholders” are to our sponsor, which was the holder of our founder shares and sponsor shares prior to the IPO;

•	“IPO” are to the initial public offering of 23,000,000 of our units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option, at a price of $10.00 per unit;

•	“KRP” are to Kimbell Royalty Partners, LP (NYSE: KRP);

•	“KRP Opco” are to Kimbell Royalty Partners Operating, LLC, a subsidiary of KRP;

•	“management” or our “management team” are to our officers and directors;

•	“NYSE” are to The New York Stock Exchange;

•	“Opco” are to our operating subsidiary, Kimbell Tiger Operating Company, LLC;

•	“Opco LLC Agreement” are to the amended and restated limited liability company agreement of Opco;

•	“Opco Units” are to the Class A Units and Class B Units of Opco;

•	“private placement warrants” are to the warrants to purchase shares of our Class A common stock issued to our sponsor in a private placement simultaneously with the closing of the IPO and warrants that may be issued upon conversion of working capital loans (as described herein);

•	“public shares” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or subsequently in the open market) and, unless otherwise stated herein, the 2,500 shares of our Class A common stock forming part of the sponsor shares;

•	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our warrants sold as part of the units in the IPO (whether they are purchased in the IPO or subsequently in the open market);

•	“related companies” are to KRP, KRP Opco and their respective subsidiaries and certain other entities with an executive management team that may from time to time include one or more members of our management team;

•	“sponsor” are to Kimbell Tiger Acquisition Sponsor, LLC, a Delaware limited liability company and a subsidiary of KRP Opco;

•	“sponsor shares” are to the 100 Class A Units of Opco and corresponding number of shares of our non-economic Class B common stock (which together will be exchangeable into shares of Class A common stock after our initial business combination on a one-for-one basis) and the 2,500 shares of our Class A common stock purchased by our sponsor in a private placement prior to the IPO;

•	“units” are to our units, each of which consists of one share of our Class A common stock and one-half of one redeemable warrant;

•	“warrants” are to the public warrants and the private placement warrants; and

•	“we,” “us,” “our,” “company,” “our company,” or “TGR” are to Kimbell Tiger Acquisition Corporation, a Delaware corporation, or, where applicable, members of its management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, but are not limited to, for example, statements about:

•	our being a blank check company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	actual and potential conflicts of interest relating to KRP, our sponsor and other entities in which members of our management team are involved;

•	our potential ability to obtain additional financing to complete our initial business combination including from our sponsor, KRP or other third parties;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We are providing the following summary of the risk factors contained in this Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained under the section entitled “Risk Factors” in this Report in their entirety for additional information regarding the risks and uncertainties that could affect our actual results. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we seek stockholder approval, our initial stockholders and management may vote in favor regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target and may not allow us to optimize our capital structure.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•	Because our trust account is expected to contain approximately $10.30 per public share (or $10.40 or $10.50 per public share if the sponsor exercises one or two extension options, respectively) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

•	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, or the worsening thereof, and the status of the debt and equity markets.

•	Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

•	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•	We may not be able to complete our initial business combination within 15 months after the closing of the IPO (or up to 21 months if the sponsor exercises its extension options), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless to the holder.

•	If a stockholder fails to receive notice of our offer to redeem or repurchase our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	If we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

•	If the funds not being held in the trust account are insufficient to allow us to operate for at least the next 15 months following the closing of the IPO (or up to 21 months if the sponsor exercises its extension options), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less than such amount in certain circumstances, and our warrants will expire worthless.

•	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	Because we intend to seek a business combination with a target business in the energy and natural resources industry in North America, we expect our future operations to be subject to risks associated with this sector.

•	We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•	Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A Units of Opco if we issue shares to consummate an initial business combination.

•	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.

•	We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

•	Transactions in connection with or in anticipation of our initial business combination may be structured in a manner that is not tax-efficient for our stockholders and/or warrantholders, and our stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us in connection with our initial business combination. In addition, as a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of warrants and the applicable holding period of our Class A common stock.

•	Our public stockholders have any rights or interests in funds from the trust account, except under certain limited circumstances, so to liquidate your investment, you may be forced to sell your public shares or warrants.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

•	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	Our warrantholders will not be permitted to exercise their warrants unless we register and qualify the issuance of the underlying Class A common stock or certain exemptions are available.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

•	We may redeem outstanding, unexpired warrants prior to their exercise at a time that is disadvantageous to the warrantholder, thereby making such warrantholder’s warrants worthless.

•	We may issue additional shares of our Class A common stock, preferred stock, or Opco Units (and a corresponding number of shares of our Class B common stock) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.

•	We may seek acquisition opportunities outside of our target industries or sectors.

•	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel.

•	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest.

•	Our sponsor, officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

•	Since our sponsor, officers and directors will lose their entire initial investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our management team may not be able to maintain control of a target business after our initial business combination.

•	Our initial stockholders will control the election of our Board until consummation of our initial business combination and hold a substantial interest in us, and may therefore exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	We may sell a royalty interest in the post-business combination company’s underlying assets to KRP or its affiliates, which would reduce the net amount of revenues ultimately received by the post-business combination company without also reducing the cost of development of its underlying properties.

•	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us and may have the effect of discouraging lawsuits against our directors and officers.

PART I

ITEM 1. BUSINESS.

Introduction

We are a blank check company, incorporated as a Delaware corporation, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination.” We have not selected any business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to our initial business combination.

Although we may pursue an initial business combination in any industry, we intend to capitalize on our management team’s core competencies to focus our search in the energy and natural resources industry in North America. Our management team has extensive experience in identifying and executing large, complex transactions in the energy industry, and significant hands-on experience working with private companies in preparing for and executing an initial public offering. Our team has a history of being active owners and directors by working closely with companies to create value in the public markets.

We believe that our management team is well positioned to effectuate a successful business combination and provide attractive risk-adjusted returns in the marketplace. Our management believes that its ability to identify and implement value creation initiatives differentiates its acquisition strategy from others in the market.

On February 8, 2022, we consummated our IPO of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. Each unit had an offering price of $10.00 and consists of one share of Class A common stock and one-half of one public warrant. Each public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

In May 2021, our sponsor received 5,750,000 Class B Units of Opco for no consideration and purchased 5,750,000 corresponding shares of our Class B common stock, 2,500 shares of our Class A common stock, 100 Class A Units of Opco and 100 corresponding shares of our Class B common stock for an aggregate of $25,000. After the closing of the IPO, our sponsor held an aggregate of 2,500 shares of our Class A common stock, 5,750,100 shares of our Class B common stock, 100 Class A Units of Opco and 5,750,000 Class B Units of Opco. Prior thereto, we had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock after the IPO.

On February 8, 2022, simultaneously with the closing of the IPO and pursuant to a separate private placement warrants purchase agreement, dated February 3, 2022, by and between the company and the sponsor, the company completed the private sale of an aggregate of 14,100,000 private placement warrants to the sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14,100,000. Each private placement warrant is exercisable to purchase for $11.50 one share of Class A common stock. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Of the net proceeds of the IPO and the sale of the private placement warrants, $236,900,000, including $8,050,000 of deferred underwriting commissions, was deposited into a U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to pay tax obligations of either the company or Opco, the proceeds from the IPO and the portion of proceeds from the sale of the private placement warrants held in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the company’s initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith); (b) the redemption of any public shares (other than sponsor shares) properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of the company’s obligation to redeem 100% of the public shares if it does not complete an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) or (ii) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial business combination activity; and (c) the redemption of the public shares and any Class A units of Opco (other than those held by the company) if the company does not complete its business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), subject to applicable law. As used here, “public shares” are shares of the company’s Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or subsequent to the IPO in the open market) and, unless otherwise stated herein, the 2,500 shares of the Class A common stock forming part of the sponsor shares.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,050,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $1,500,000 in expenses relating to the IPO, $3,285,000 of the net proceeds of the IPO and private placement warrants was not deposited into the trust account and was retained by us for working capital purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of March 23, 2022 there was $236,900,000 in investments and cash held in the trust account and $2,988,228 of cash held outside the trust account available for working capital purposes.

Management Team

Our management team and Board collectively have over 100 years of experience in sourcing, evaluating and underwriting numerous acquisitions across the U.S. Lower 48. We believe that the track record and industry network of our management team and Board will provide for a robust and privileged set of business combination opportunities. As officers and directors of energy companies, our team has significant experience creating value in the public markets, which we believe will differentiate us, from both an M&A and capital markets perspective, among other potential counterparties when evaluating similar business combinations. See “Directors, Executive Officers and Corporate Governance.”

Business Strategy

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to capitalize on our relationships, knowledge, experience and expertise in the energy and natural resources industry to identify, acquire and, after our initial business combination, build a company in the energy and natural resources industry in North America that complements the experience of our management team and can benefit from its operational expertise and executive oversight.

Our acquisition will leverage our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the energy and natural resources industry could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition. Our goal is to form a focused business with multiple competitive advantages and the potential to generate cash flow in excess of its capital. We would expect to grow the business over time, both organically and through acquisitions, with a focus on consistently achieving attractive returns on capital and maintaining conservative balance sheet metrics. We believe that SPACs that are led by teams with experience in the industry of the target company that they acquire have, following their initial business combinations, outperformed (on a share price basis) other companies that were the subject of SPAC transactions in which the SPAC team did not have experience in the industry of the target company. However, you should not rely on the historical record or performance of other public companies as indicative of the future performance of an investment in us or the returns we will or may generate going forward. See “Risk Factors—Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—We may seek acquisition opportunities in industries or sectors that may be outside of our management team’s areas of expertise.”

Our management team is deeply familiar with the trends of our target industries and brings an investing approach that offers multiple competitive advantages in sourcing, evaluating and executing on opportunities, including:

Stockholder Centric: TGR is intended to be a yield vehicle with the goal of maximizing free cash flow to stockholders. In order to achieve this goal, we will focus on mature, shallow decline assets with low reinvestment rates in order to seek to provide stability in both volumes and cashflows. We will also target assets with potential for value uplift through operational improvements, increasing cash flow potential.

Consolidation Vehicle within the Upstream Space: If our team determines to acquire upstream oil and gas businesses or assets, TGR is expected to provide a vehicle by which it could consolidate previously stranded and fragmented working interest assets that have suffered from a lack of liquidity, thereby creating an avenue by which private equity sponsors and private companies could seek to optimize their investments in the upstream space.

Differentiated Target Sourcing: Our team plans to consider targets in both traditionally favored basins as well as non-core assets in older basins that suffer from a lack of operational attention. These traditionally non-core assets in older basins are likely to have lower decline rates and opportunities for value uplift from management’s operational abilities. We have a strong industry network that we will utilize in order to effectively and efficiently source these targets, and we intend to focus our search in states with regulatory climates favorable to the energy and natural resources industry.

Long-Term Strategy: Our management team will be involved in growing and improving the business over time organically and through pursuing accretive and complementary acquisitions.

Conservative Balance Sheet: We intend to focus on maintaining low net leverage and conservative balance sheet metrics as we seek to consistently achieve attractive returns on capital.

Advantaged Business Structure: Our Up-C structure is an advantage with potential sellers due to incentives not offered through a traditional publicly traded corporation. We believe that our Up-C structure provides us with significant advantages as it provides flexibility in structuring a variety of business combinations, including the flexibility to retain an Up-C structure following the business combination or restructure as a result of the business combination, depending on the nature and structure of the target and the efficiency and administrability of retaining our post-offering structure after the business combination.

We plan to utilize the network and industry experience of our management team in seeking an initial business combination and executing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships in the energy and natural resources industry in North America that we believe will further complement our sourcing pipeline of acquisition opportunities.

Acquisition Strategy

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. We plan to acquire upstream assets in the U.S. Lower 48 that possess the following characteristics:

Mature, Low-decline, Long-lived Assets: We intend to seek to acquire assets with a stable production history and shallow decline profile. These assets will typically have predictable production profiles and low capital intensity.

Generation of Stable Free Cash Flow: We intend to seek to acquire mature, shallow decline assets that generate free cash flow and are conducive to yield vehicle.

Benefits from Our Talented and Incentivized Management Team: We intend to seek to acquire a business or asset whose performance and cash flow generation can be improved by the deep industry expertise of our management and sponsor.

Unrecognized or Underutilized Value: We intend to seek to acquire a business or asset that exhibits unrecognized or underutilized value that would benefit from management attention and expertise, capital deployment and synergies with future complementary acquisitions.

Subject to an Inefficient Capital Structure: We intend to seek to acquire a business that has an inefficient capital structure or offers the potential to improve the efficiency of the capital structure.

Benefit from a Public Currency and Access to Public Equity Markets: We intend to seek to provide sellers access to the public equity markets that will allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time the agreement to enter into the initial business combination is made. Our Board will make the determination as to the fair market value of a target business or businesses. If our Board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the Board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will, together with Opco, own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described below. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is controlled is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with KRP, our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated certificate of incorporation) with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We may pursue an acquisition opportunity jointly with our sponsor, or one or more affiliates, including KRP or its affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by selling assets to such parties or issuing to such parties a class of equity or equity-linked securities. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of our Class A common stock or equity-linked securities would result in an adjustment to the number of Class A Units of Opco into which the Class B Units of Opco will convert (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of the sum of the total outstanding shares of our Class A common stock upon the completion of the IPO (excluding the sponsor shares and any shares issuable upon exercise of any warrants) plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

In connection with an Affiliated Joint Acquisition, we may raise additional proceeds to consummate our initial business combination by selling a royalty interest in the underlying assets of the target business to KRP or its affiliates. A royalty interest is an interest that gives an owner the right to a portion of the resources or revenues derived from the underlying working interest assets. We expect that we will consider a sale of royalty interests to KRP or its affiliates if we seek to acquire a company that owns working interest oil and gas assets. However, KRP and its affiliates have no obligation to purchase any such royalty interest or make any other additional investment in us in connection with our initial business combination. Working interest oil and gas companies pay royalties (and other similar fees) to holders of mineral and royalty interests as oil and gas is produced from their properties. As such, if the post-business combination company sold a royalty interest to KRP or its affiliates, the net amount of revenues ultimately received by the post-business combination company would be reduced by the amount of any royalties paid to KRP, its affiliates and any other holders of such interests. Holders of royalty interests do not have to share the burden of any costs of development of the underlying assets, which means that the post-business combination company’s costs of development would not be reduced by the sale of a royalty interest to KRP or its affiliates.

We may elect to offer to sell a royalty interest to KRP or its affiliates to, among other reasons, (i) increase the amount of committed capital available to consummate our initial business combination, including in the event that the market for issuing securities to unaffiliated investors in a private investment in public equity, or PIPE, is challenging or difficult to consummate at the desired issue price, (ii) reduce dilution in connection with raising equity capital for our initial business combination, and (iii) demonstrate synergies among KRP and/or its affiliates and the target business, especially in light of KRP’s knowledge and expertise in the oil and gas sector, its royalty interest ownership and the industry network of KRP’s management team and board of directors. We believe that our relationship with KRP provides us with a competitive advantage compared to other SPACs in the event we seek to consummate our initial business combination with a working interest oil and gas company.

Certain members of our management team indirectly own our securities, and, accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As described under the section entitled “Directors, Executive Officers and Corporate Governance,” each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity before he or she presents such opportunity to us. Also, none of KRP, our sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity. Additionally, none of KRP, our sponsor or any other entity currently has any obligation or duty to provide us with any potential business combination opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, KRP will adopt a policy pursuant to which any business combination opportunity that is a corporate opportunity of KRP that may also be a business combination opportunity for our company will first be presented to the conflicts committee of the board of directors of KRP, which is made up solely of independent directors, for consideration as to whether KRP desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our company for consideration. The members of the conflicts committee of the board of directors of KRP will not serve in any fiduciary capacity at our company.

In addition, our sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our Structure

Our Up-C structure is an advantage with potential sellers due to incentives not offered through a traditional publicly traded corporation. Investors in the IPO hold a direct economic equity ownership interest in TGR in the form of shares of our Class A common stock, and an indirect ownership interest in Opco through TGR’s ownership of Class A Units of Opco. By contrast, our initial stockholders own founder shares and sponsor shares, which include direct economic interests in Opco in the form of Class A and Class B Units of Opco and a corresponding noneconomic voting equity interest in TGR in the form of shares of our Class B common stock, as well as a direct economic and voting interest in the form of our Class A common stock. Shares of our Class A common stock and Class B common stock are entitled to vote on the same basis. Sponsor shares were purchased for $10.00 each and, in the absence of an initial business combination, will generally participate in liquidation or other payments on a pari passu basis with the shares of our Class A common stock purchased as part of units in the IPO. However, given the small number of sponsor shares relative to the other public shares, in many cases the economic, governance or other effects of the sponsor shares are not material to the holders of our Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects. Following the IPO, TGR owns a number of Class A Units of Opco equivalent to the number of shares of our Class A common stock outstanding after the IPO, as well as a number of warrants to acquire Class A Units of Opco equivalent to the number of warrants to acquire shares of our Class A common stock outstanding after the IPO, and is the sole managing member of Opco. Opco holds all of our material assets, including the trust account. The Opco Units are entitled to different economics by virtue of being held directly, rather than through TGR, which is subject to corporate income tax. Please see the risk factor entitled “Our organizational structure confers certain benefits upon our initial stockholders that will not benefit the holders of our Class A common stock to the same extent as it will benefit our initial stockholders” for additional information.

In connection with our initial business combination, the Class B Units of Opco will convert into Class A Units of Opco on a one-for-one basis, subject to adjustment as provided under the caption “Founder shares exchange anti-dilution.” The Class A Units and Class B Units of Opco are substantially similar other than certain distribution rights. In addition, following our initial business combination, our initial stockholders will have the right, subject to certain limitations and our option to purchase for cash, as further described herein, to exchange Class A Units of Opco (and a corresponding number of shares of our Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to adjustment as provided under the caption “Founder shares exchange anti-dilution.” The shares of our Class B common stock comprising a portion of the founder shares and sponsor shares cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. Following any exchange of Class A Units of Opco, TGR will retain such Class A Units and cancel the corresponding shares of our Class B common stock. Please read “Certain Relationships and Related Party Transactions—Opco LLC Agreement.” In connection with our initial business combination, we might choose to issue additional Opco Units (and corresponding shares of our Class B common stock) to participants in the business combination, such as sellers of assets or entities or financing sources.

We believe that our Up-C structure provides us with significant advantages as it provides flexibility in structuring a variety of business combinations, including the flexibility to retain an Up-C structure following the business combination or restructure as a result of the business combination, depending on the nature and structure of the target and the efficiency and administrability of retaining our post-IPO structure after the business combination. In addition, if we retain our Up-C structure, subsequent exchanges of Opco Units for shares of Class A common stock by the initial stockholders, or by owners of the target of a business combination, to the extent they receive Opco Units as consideration, may result in adjustments to the tax basis of the assets held by Opco at the time of the exchange, which adjustments would be allocated to TGR. These adjustments would not have been available to TGR absent such exchanges and may increase (for tax purposes) TGR’s depreciation and amortization deductions and may also decrease TGR’s gains (or increase its losses) on future dispositions of certain assets to the extent the increase in tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that TGR would otherwise be required to pay in the future.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of up to $228,850,000 after payment of $8,050,000 of deferred underwriting commissions, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement warrants, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to pay our sponsor a total of $25,000 per month for administrative and support services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. In addition, we have agreed, pursuant to the administrative services agreement with our sponsor relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our sponsor from any claims arising out of or relating to the IPO or the company’s or Opco’s operations or conduct of the company’s or Opco’s business or any claim against our sponsor alleging any expressed or implied management or endorsement by our sponsor of any of the company’s or Opco’s activities or any express or implied association between our sponsor and the company or Opco or any of their affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

The NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time the agreement to enter into the initial business combination is made. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we control 50% or more of the outstanding voting securities of the target or otherwise are not required to register as an investment company under the Investment Company Act. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are controlled is what will be valued for purposes of the NYSE’s 80% of net assets test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions or repurchases without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of our Class A common stock, or securities convertible or exercisable for Class A common stock (including Opco Units (and corresponding shares of our Class B common stock), that will be equal to or in excess of 20% of the number of shares of our common stock or voting power then outstanding;

•	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of our Class A common stock to be issued, or if the number of shares of our Class A common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of shares of our Class A common stock or securities convertible or exercisable for Class A common stock (including Opco Units (and corresponding shares of our Class B common stock) will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or advisors or any of the related companies and their directors, officers and advisors may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. There is no limit on the number of securities such persons may purchase, or any restriction on the price that they may pay. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, officers, or advisors or any of the related companies and their directors, officers and advisors may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the consummation of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

There is no limit on the number of public shares and public warrants that our sponsor, directors, officers, advisors or any of their affiliates may purchase pursuant to the transactions described above.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the class of shares of our Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to pay taxes, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR), subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Pursuant to the Opco LLC Agreement and a letter agreement that our sponsor, officers and directors have entered into with us, they have agreed that any founder shares and sponsor shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them, in connection with the completion of our business combination. In connection with the redemption of any public shares, a corresponding number of Class A Units of Opco held by us will also be redeemed.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. Except as required by Delaware law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions or repurchases without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rule or we choose to seek stockholder approval for business or other reasons.

If we hold a stockholder vote to approve our initial business combination, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares, sponsor shares and any public shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor’s founder shares and sponsor shares, we would need 8,625,001, or 37.5% (assuming all outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or vote at all.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. If the proposed business combination is not approved and we continue to search for a target business, we will promptly return any certificates delivered, or shares tendered electronically, by public stockholders who elected to redeem their shares.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions or repurchases pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions or repurchases pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions or repurchases pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of our Class A common stock, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of our Class A common stock could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20% of our Class A common stock, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of our Class A common stock) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options).

Extensions of Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 15 months, the sponsor may cause us to extend the available time to consummate our initial business combination by three months. In order to exercise the extension option, our sponsor must deposit into the trust account $0.10 per public share (a total of $2,300,000) on or prior to the date of the applicable deadline. The sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. The sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination or, at the sponsor’s discretion, converted upon consummation of our business combination into additional private placement warrants at a price of $1.00 per warrant. In the event that we receive notice from the sponsor five days prior to the applicable deadline of its intent to exercise an extension option, we intend to issue a press release announcing such intention to exercise the extension option at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds were timely deposited. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, executive officers and directors will agree that we will have only 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) to complete our initial business combination. In the event that we receive notice from the sponsor five days prior to the applicable deadline of its intent to exercise an extension option, we intend to issue a press release announcing such intention to exercise the extension option at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds were timely deposited. If we have not completed our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of the company and Opco and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such 15-month period (or 18-month or 21-month period, as applicable, if the sponsor exercises its extension options).

Pursuant to the Opco LLC Agreement and a letter agreement that our sponsor, officers and directors have entered into with us, they have agreed that any founder shares and sponsor shares held by them are subject to forfeiture, and thus will not be entitled to liquidating distributions from the trust account, and they will waive any such rights to liquidating distributions for any founder shares if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options). However, if our sponsor, officers or directors continue to own sponsor shares or acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares and the sponsor shares, if we fail to complete our initial business combination within the allotted 15-month time period (or 18-month or 21-month time period, as applicable, if the sponsor exercises its extension options).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the company or Opco, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR). However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $3,150,000 of cash held outside of the trust account (including $1,900,000 in expenses the underwriter has agreed to reimburse us), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of this IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.30 (or $10.40 or $10.50, if applicable). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.30 (or $10.40 or $10.50, if applicable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent registered public accounting firm), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If a third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to it and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of our company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $3,150,000 from the proceeds of the IPO (including $1,900,000 in expenses the underwriter has agreed to reimburse us) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to pay taxes of the company or Opco (less an amount required to satisfy taxes of the company and Opco and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month (or 18th or 21st month, if applicable), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares and any Class A Units of Opco (other than those held by TGR) if we do not complete our business combination within 15 months from the closing of the IPO(or up to 21 months, if the sponsor exercises its extension options), subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers: Zachary Lunn and Blayne Rhynsburger. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the company will provide copies of these documents without charge upon request from us in writing at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, the prospectus associated with our IPO and the IPO Registration Statement (as defined below), before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders owned 20% of our issued and outstanding shares of common stock immediately following the completion of the IPO. Our initial stockholders and management team also may from time to time purchase shares of our Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and sponsor shares. As a result, in addition to our sponsor’s founder shares and sponsor shares, we would need 8,625,001, or 37.5% (assuming all outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. See the section entitled “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Unless we seek stockholder approval of such business combination, your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. Unlike some other similar blank check companies, we will only have 15 months (or up to 21 months, if the sponsor exercises its extension options) to consummate an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. Unlike some other similar blank check companies, we will only have 15 months (or up to 21 months, if the sponsor exercises its extension options) to consummate an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market. Unlike some other similar blank check companies, we will only have 15 months (or up to 21 months, if the sponsor exercises its extension options) to consummate an initial business combination.

Because our trust account is expected to contain approximately $10.30 per public share (or $10.40 or $10.50 per public share if the sponsor exercises one or two extension options, respectively) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account will initially contain $10.30 per public share (or $10.40 or $10.50 per public share if the sponsor exercises one or two extension options, respectively). This is different from some other similarly structured blank check companies the trust account of which might only contain $10.00 per public share. As a result of the additional funds receivable by public shareholders upon redemption of their public shares, our public shareholders may be more incentivized to redeem their public shares.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Unlike some other similar blank check companies, we will only have 15 months (or up to 21 months, if the sponsor exercises its extension options) to consummate an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor has agreed that we must complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, military actions, natural disasters or a significant outbreak of infectious diseases.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of the company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less than such amount, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).”

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and any actions taken to mitigate the severity of COVID-19 or to treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the war between Russia and Ukraine, and resulting market volatility, could adversely affect global economic, political and market conditions and our ability to attract target businesses with which to consummate our initial business combination. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, and could cause the market value of our securities to decline. These market and economic disruptions could also negatively impact our ability to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, or advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. See the section entitled “Business—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem or repurchase our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions or repurchases in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed or repurchased. See “Business—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions or repurchases in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of our Class A common stock without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of our competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. For example, we may be unable or unwilling to fund a deposit or similar down payment in connection with a potential business combination, which could put us at a competitive disadvantage compared to other companies who are willing to do so. These and other competitive limitations give others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).”

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 15 months following the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 15 months following the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Management’s plans to address this need for capital through the IPO and potential loans from certain entities are discussed in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, those entities, including KRP, but such entities are not obligated to make loans to us in the future, and we may not be able to raise additional financing from other parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per share (or $10.40 or $10.50 per public share, if applicable), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable)” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months (or up to 21 months, if the sponsor exercises its extension options), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only approximately $3.45 million (including $1.2 million in expenses the underwriter has agreed to reimburse us) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, KRP or its subsidiaries or other third parties to operate or may be forced to liquidate. None of our sponsor, KRP or its subsidiaries is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable)” and other risk factors herein.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.30 per public share (or $10.40 or $10.50 per public share, if applicable); and (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination allotted time frame or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with any liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public stockholders in connection with any liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith); (ii) the redemption of any public shares (other than sponsor shares) properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity; and (iii) the redemption of our public shares and any Class A Units of Opco (other than those held by TGR) if we do not complete our business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable) on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable)” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within 15 months of the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), our public stockholders may be forced to wait beyond such time period before redemption from our trust account.

If we have not completed our initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), we will distribute the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of the company and Opco and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 15 months (or up to 21 months, if the sponsor exercises its extension options) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period or do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or 18th or 21st months, as applicable, if the sponsor exercises its extension options) from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares and sponsor shares are exchangeable, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants or upon exchange of any Class A Units of Opco issued upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants or upon exchange of any Class A Units of Opco issued upon exercise of such warrants. Assuming the founder shares and sponsor shares are exchanged on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 5,750,000 shares of our Class A common stock and up to 14,100,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the energy and natural resources industry, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business in the energy and natural resources industry in North America, we expect our future operations to be subject to risks associated with this sector.

We intend to focus our search for a target business in the energy and natural resources industry. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in the energy and natural resources industry include, but are not limited to, the following:

•	volatility of oil and natural gas prices;

•	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

•	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable legislation, laws and regulations;

•	denial or delay of receiving requisite regulatory approvals and/or permits;

•	the speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

•	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;

•	drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

•	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

•	availability of key inputs, such as strategic consumables and raw materials and drilling and processing equipment;

•	available pipeline, storage and other transportation capacity;

•	changes in global supply and demand and prices for commodities;

•	impact of energy conservation efforts;

•	technological advances affecting energy production and consumption;

•	overall domestic and global economic conditions;

•	availability of, and potential disputes with, independent contractors;

•	global warming, adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills);

•	value of U.S. dollar relative to the currencies of other countries; and

•	military actions or terrorist acts.

We may seek acquisition opportunities in industries or sectors that may be outside of our management team’s areas of expertise.

We will consider a business combination outside of our management team’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrantholders who choose to remain a stockholder or warrantholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination.

This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors, or at all.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional shares of our Class A common stock, preferred stock or Opco Units (and a corresponding number of shares of our Class B common stock) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. The number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted after the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 225,000,000 shares of our Class A common stock, par value $0.0001 per share, 25,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 201,997,500 and 19,249,900 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares of our Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares issuable upon exchange of founder shares or other Class A Units of Opco (and corresponding shares of our Class B common stock). Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding. The Class A Units of Opco (and corresponding shares of our Class B common stock) are exchangeable for shares of our Class A common stock at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional Opco Units (and corresponding shares of our Class B common stock), shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue additional shares of our Class A common stock upon exchange of the founder shares, as a result of adjustments to the number of Class A Units of Opco into which the Class B Units of Opco will convert after the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

The issuance of additional Opco Units (and corresponding shares of our Class B common stock), shares of Class A common stock or preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A Units of Opco if we issue shares to consummate an initial business combination.

The founder shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of our Class B common stock, which together will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of our Class A common stock or equity-linked securities convertible or exercisable for shares of our Class A common stock are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of our initial business combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of our total outstanding common stock upon completion of the IPO plus the number of shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of our Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination. In addition, the number of outstanding shares of our Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of our Class B common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by TGR) plus the total number of Class A Units of Opco into which the Class B Units of Opco are entitled to convert.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable)” and other risk factors herein.

We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to complete our initial business combination.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations, including our search for an initial business combination, and these other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination, nor do we have any employment agreement with, or key-man insurance on the life of any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, certain of our officers and directors are employed by or otherwise provide service to KRP or other companies that may make investments in, or operate in, industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For more information on our officers’ and directors’ other business affairs, see “Directors, Executive Officers and Corporate Governance.”

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

In our IPO, we offered our units at an offering price of $10.00 per unit, and the amount in our trust account is $10.30 per public share, implying an initial value of $10.30 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $228,850,000, which is the amount we would have for our initial business combination in the trust account assuming the underwriters’ over-allotment option is not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (other than payment of  $8,050,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our public shares would have an implied value of $7.96 per share upon consummation of our initial business combination, which is a 23% decrease as compared to the initial implied value per public share of $10.30.

Public shares	23,000,000
Founder shares	5,750,000
Total shares	28,750,000
Total funds in trust available for initial business combination (after payment of $8,050,000 of deferred underwriting commissions)	$228,850,000
Initial implied value per public share	$10.30
Implied value per share upon consummation of initial business combination	$7.96
Sponsor’s investment per share	$0.0004

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the related companies may from time to time be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our officers, directors and security holders may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or any other entities from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a business that is owned by our sponsor or any of the related companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our sponsor or any of the related companies, or its or their officers or directors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, members of our sponsor and its affiliates are focused on investments in the energy and natural resources industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such affiliates.

We may engage in a business combination with one or more target businesses that may be owned by our sponsor or one or more of the related companies, or its or their officers or directors, which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, including KRP, we may decide to acquire one or more businesses affiliated with our sponsor, KRP or either of their officers, directors or existing holders, including one or more groups or entities that own or control the general partner of KRP. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of our sponsor. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to sponsor shares and public shares they may have acquired during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In May 2021, our sponsor received founder shares comprised of an aggregate of 5,750,000 Class B Units of Opco and 5,750,000 shares of our Class B common stock, as well as the sponsor shares. The number of founder shares issued was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 units, and therefore that such founder shares would represent 20% of the total outstanding equity after the IPO (excluding the sponsor shares and any shares issuable upon exercise of any warrants).

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 14,100,000 private placement warrants, each exercisable to purchase for $11.50 one share of our Class A common stock for an aggregate purchase price of $14,100,000, or $1.00 per warrant, which will also be worthless if we do not complete a business combination.

Together, the founder shares are substantially similar to the shares of our Class A common stock included in the units sold in the IPO, except that they include Opco Units that will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein, and in certain limited circumstances the Class B Units of Opco will have more limited rights to current or liquidating distributions from us. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or sponsor shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 15-month anniversary of the closing of the IPO nears (or the 18-month or 21-month anniversary, as applicable, if the sponsor exercises its extension options), which is the deadline for our completion of an initial business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our public shares at such time is substantially less than $10.30 per share.

Upon the closing of the IPO, our initial shareholders will have invested in us an aggregate of $14,125,000, comprised of the $25,000 purchase price for the founder shares and the $14,100,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 founder shares would have an aggregate implied value of $57,500,000. Even if the trading price of our public shares were as low as $2.46 per share, and the private placement warrants are worthless, the value of the founder shares would be greater than the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in us and our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per-share price for the founder shares as our public shareholders paid for their public shares.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement warrants provided us with $228,850,000 that we may use to complete our initial business combination (after taking into account the $8,050,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions or repurchases in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

In order to effectuate a business combination, we may amend various provisions of our amended and restated certificate of incorporation and governing instruments, including the warrant agreement, the underwriting agreement relating to the IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the amended and restated certificate of incorporation, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing instruments or change our industry focus in order to effectuate our initial business combination.

Certain agreements related to the IPO may be amended without stockholder approval.

The underwriting agreement relating to the IPO, the letter agreement between us and our sponsor, executive officers and directors, the investor rights agreement among us, our sponsor and KRP, the administrative services agreement among us, Opco and an affiliate of our sponsor, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares and preemptive rights held by our sponsor, that our public stockholders might deem to be material.

While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the completion of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 per public share (or $10.40 or $10.50 per public share, if applicable), or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock as part of the units in the IPO and 14,100,000 private placement warrants, each exercisable to purchase for $11.50 one share of our Class A common stock. The founder shares are exchangeable for shares of our Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement warrants, at the price of $1.00 per warrant. To the extent we issue shares of our Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants and exchange rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to equal 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrantholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrantholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Further, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of any instrument similar to the units we issued in the IPO, the allocation an investor makes of the purchase price of a unit between the share of Class A common stock and one-half of one warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Investors are urged to consult their own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Our organizational structure confers certain benefits upon our initial stockholders that will not benefit the holders of our Class A common stock to the same extent as it will benefit our initial stockholders.

We are a holding company and will not have material assets other than our ownership of Opco Units. Subject to the obligation of Opco to make tax distributions and to reimburse us for our corporate and other overhead expenses, we will have the right to determine whether to cause Opco to make non-liquidating distributions, and the amount of any such distributions. We do not anticipate causing Opco to make any such distributions (other than tax distributions) to holders of Opco Units (including TGR) prior to our initial business combination, other than required redemptions of Class A Units of Opco held by us in connection with a redemption of public shares. If Opco makes distributions after our initial business combination, the initial stockholders will be entitled to receive equivalent distributions from Opco on a pro rata basis. However, because we must pay taxes, amounts we may distribute as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Opco to the initial stockholders on a per unit basis.

We do not yet have a majority of independent directors and may not have an audit committee consisting of three independent directors for up to a year following our IPO.

The NYSE listing standards require that a majority of our Board be independent. In conformity with the NYSE’s “phase-in” rules, within one year of our IPO, a majority of our Board will be independent. We currently have two independent directors. Thus, we do not, and for up to a year following the consummation of our IPO we may not, have a majority of independent directors and may not have an audit committee consisting of three independent directors, and the identities of the independent directors that may be responsible for evaluating an initial business combination is not yet known. After additional independent directors are appointed, those additional independent directors will be available to evaluate any initial business combination. In addition, while we may add more independent directors, we cannot assure you that we will be able to do so in time for them to evaluate the risks associated with an initial business combination as described above.

We may engage our underwriter or its affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will be released from the trust only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriter or one of its affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriter’s or its respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to the Pre-Business Combination Company

Past performance by KRP and members of our management team and directors may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or KRP is presented for informational purposes only. Past experience and performance, including related to acquisitions, of our management team, directors or KRP is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record or performance of KRP, or members of our management team and directors or any related investment’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in KRP.

Our investors will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable).

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If a third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will consider whether competitive alternatives are reasonably available to it and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of our company under the circumstances. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.30 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor will agree that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below the lesser of: (1) $10.30 per public share (or $10.40 or $10.50 per public share, if applicable); and (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share (or $10.40 or $10.50 per public share, if applicable). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE.

Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Our company has overlapping directors and management with other entities, which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities, which may lead to additional conflicting interests.

Some of our officers and directors also serve as executive officers and directors of one or more of the related companies, including KRP. Our officers and members of our Board have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the related companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the related companies to which they owe fiduciary duties.

Some of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, any entities listed in “Directors, Executive Officers and Corporate Governance”) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of KRP, our sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

One or more of the related companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within KRP may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.

In addition, KRP will adopt a policy pursuant to which any business combination opportunity that is a corporate opportunity of KRP that may also be a business combination opportunity for our company will first be presented to the conflicts committee of the board of directors of KRP, which is made up solely of independent directors, for consideration as to whether KRP desires to pursue such business combination opportunity as a direct investment or to present such opportunity to our company for consideration. The members of the conflicts committee of the board of directors of KRP will not serve in any fiduciary capacity at our company.

Furthermore, we may enter into transactions with one or more of the related companies. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines, there can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping officer or director. See “—We may engage in a business combination with one or more target businesses that may be owned by our sponsor or one or more of the related companies, or its or their officers or directors, which may raise potential conflicts of interest.”

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those relating to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own shares representing 20% of the total outstanding shares of our Class A common stock (assuming the exchange of all the founder shares for Class A common stock and that they did not purchase any units in the IPO and excluding the sponsor shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the company or Opco, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR). Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our Board until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our outstanding common stock (assuming they did not purchase any units in the IPO and excluding the sponsor shares). Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchased any units in the IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as may be disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock.

In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Risks Relating to the Post-Business Combination Company

We may sell a royalty interest in the post-business combination company’s underlying assets to KRP or its affiliates, which would reduce the net amount of revenues ultimately received by the post-business combination company without also reducing the cost of development of its underlying properties.

We may seek to raise additional proceeds to consummate our initial business combination by selling a royalty interest in the underlying assets of the target business to KRP or its affiliates. A royalty interest is an interest that gives an owner the right to a portion of the resources or revenues derived from the underlying working interest assets. We expect that we would seek to sell such a royalty interest to KRP or its affiliates if we seek to acquire a company that owns working interest oil and gas assets. However, our sponsor, including KRP, and its affiliates have no obligation to purchase any such royalty interest or make any other additional investment in us in connection with our business combination.

Working interest oil and gas companies pay royalties (and other similar fees) to holders of mineral and royalty interests as oil and gas is produced from their properties. As such, if the post-business combination company sold a royalty interest to KRP or its affiliates, the net amount of revenues ultimately received by the post-business combination company would be reduced by the amount of any royalties paid to KRP, its affiliates and any other holders of such interests. Holders of royalty interests do not have to share the burden of any costs of development of the underlying assets, which means that the post-business combination company’s costs of development would not be reduced by the sale of a royalty interest to KRP or its affiliates.

We may elect to offer to sell a royalty interest to KRP or its affiliates to, among other reasons, (i) increase the amount of committed capital available to consummate our initial business combination, including in the event that the market for issuing securities to unaffiliated investors in a private placement in public equity, or PIPE, may be challenging or difficult to consummate at the desired issue price, (ii) reduce dilution in connection with raising capital for our initial business combination, and (iii) demonstrate synergies among KRP and/or its affiliates and the target business, in particular if the target business operates in a sector in which KRP has a proven knowledge, royalty interest ownership or a network of contacts and partners. We believe that our affiliation with KRP and its experience with and ownership of royalty interests may provide us with a competitive advantage compared to other SPACs in the event we seek to consummate our initial business combination with a working interest oil and gas company.

Any decision regarding the sale of a royalty interest to KRP or its affiliates will be subject to our related party transaction policy and will be subject to review and approval by the audit committee of our Board. Please see “Certain Relationships and Related Party Transactions and Director Independence—Related Party Policy.”

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, military actions, terrorist attacks and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target, our stockholders prior to our initial business combination (including our sponsor) may collectively own a minority interest (economic and/or voting) in the post business combination company, depending on, among other things, valuations ascribed to the target and us in our initial business combination and any changes in our post business combination capital structure. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, issue a substantial number of new shares to third-parties in connection with financing our initial business combination or our sponsor could convert some or all of its Class B common stock into Class A common stock. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock or other changes in our capital structure, our stockholders immediately prior to such transaction (including our sponsor) could own less than a majority of our outstanding shares of common stock subsequent to such transaction, and therefore a minority interest (economic and/or voting) in the post-transaction company. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management team could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

The officers and directors of a prospective target business may resign upon the completion of our initial business combination, which could negatively impact the operations and profitability of our post-combination business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, our amended and restated certificate of incorporation provides that the federal courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to Our Securities

Our sponsor was issued Class B Units of Opco for no consideration and paid an aggregate of $25,000 for the corresponding shares of our Class B common stock and the sponsor shares, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock to the benefit of our sponsor and certain of our directors and officers.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the half-warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the IPO constitutes the dilution to you and the other investors in the IPO. Our sponsor acquired its initial investment for a small amount, significantly contributing to this dilution. Upon the closing of the IPO, and assuming no value is ascribed to the warrants included in the units, our public stockholders incurred an immediate and substantial dilution of approximately 108% (or $10.84 per share), the difference between the pro forma net tangible book value per share after the IPO of $(0.84) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in an increase in the number of Class A Units of Opco into which the Class B Units of Opco will convert after the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock. Moreover, although we are of the view that our sponsor, directors and officers paid fair value for their initial investment (or, in the case of the Class B Units of Opco, that such units were ascribed no value), there is no assurance that a taxing authority would agree with us, and if a taxing authority were to successfully assert otherwise, we may be subject to material withholding and other tax liabilities that could adversely affect our financial condition.

Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate its investment, therefore, an investor may be forced to sell its public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), or (iii) the redemption of our public shares and any Class A Units of Opco (other than those held by TGR) if we do not complete an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options), subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our warrantholders will not be permitted to exercise their warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

While we have registered the shares of Class A common stock issuable upon exercise of the warrants in the registration statement on Form S-1 that we filed in connection with our IPO (the “IPO Registration Statement”) because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of the consummation of our IPO, we do not plan to keep a prospectus covering such shares current until required to pursuant to the warrant agreement governing the warrants. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the warrants for redemption. If you exercise your warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” of our shares of Class A common stock shall mean the volume weighted average price of our shares of Class A common stock as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. Although we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, following our IPO, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly-held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus included in the IPO Registration Statement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state courts located in the State of New York and the federal courts in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem outstanding, unexpired warrants prior to their exercise at a time that is disadvantageous to the warrantholder, thereby making such warrantholder’s warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrantholders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from some other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that the shares of our Class A common stock satisfy the definition of a “covered security” under Section 18(b)(I) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrantholder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of our Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean volume weighted average price of our Class A common stock as reported during 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if a registration statement covering the shares of our Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Our sponsor’s equity ownership may create or appear to create conflicts of interest.

Our sponsor’s ownership, and our officers’ and certain of our directors’ indirect ownership through KRP’s ownership of our sponsor, of our Class B common stock may create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Class A common stock, including the structure of our initial business combination, any financing or private placement in connection with our initial business combination, amendments of our organizational documents and any merger, consolidation or sale of all or substantially all of our assets.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second fiscal quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102 and our telephone number is (817) 945-9700. The cost for our use of this space is included in the $25,000 per month fee we pay to our sponsor for administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market Information

Our units are listed on the NYSE under the symbol “TGR.U.” Our Class A common stock and warrants are listed on the NYSE, under the symbols “TGR” and “TGR.WS,” and began separate trading on March 28, 2022.

(b)           Holders

As of December 31, 2021, there was one holder of record of our Class A common stock, one holder of record of our Class B common stock, and no holders of record of our warrants. There was also only one record holder of Class A and Class B units of our operating subsidiary, Kimbell Tiger Operating Company, LLC.

(c)            Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)            Performance Graph

Not applicable.

(f)            Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In May 2021, our sponsor received 5,750,000 Class B Units of Opco for no consideration and purchased 5,750,000 corresponding shares of our Class B common stock, 2,500 shares of our Class A common stock, 100 Class A Units of Opco and 100 corresponding shares of our Class B common stock for an aggregate of $25,000. After the closing of the IPO, our sponsor held an aggregate of 2,500 shares of our Class A common stock, 5,750,100 shares of our Class B common stock, 100 Class A Units of Opco and 5,750,000 Class B Units of Opco. Prior thereto, we had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock after the IPO.

On February 8, 2022, simultaneously with the closing of the IPO and pursuant to a separate private placement warrants purchase agreement, dated February 3, 2022, by and between the company and the sponsor, the company completed the private sale of an aggregate of 14,100,000 private placement warrants to the sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14,100,000. Each private placement warrant is exercisable to purchase for $11.50 one share of Class A common stock. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The sales of the founder shares and private placement warrants to our sponsor and our initial shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On February 3, 2021, our registration statement on Form S-l, as amended (File No. 333-258260) was declared effective by the SEC for the IPO pursuant to which we sold an aggregate of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to the company of $230,000,000. The units were issued pursuant to an underwriting agreement, dated February 3, 2022, between the company, Opco, UBS Securities LLC (“UBS”). Each unit had an offering price of $10.00 and consists of one share of Class A common stock of the company, par value $0.0001 per share and one-half of one redeemable warrant of the company (each such whole warrant, a Public Warrant). Each Public Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

Of the net proceeds of the IPO and the sale of the private placement warrants, $236,900,000, including $8,050,000 of deferred underwriting commissions, are held in a U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee as of December 31, 2021. We incurred offering costs of approximately $11,965,000, inclusive of $8,050,000 in deferred underwriting commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus which formed a part of our IPO Registration Statement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated in Delaware on April 9, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of the IPO and the sale of the private placement warrants our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 9, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 9, 2021 (inception) through December 31, 2021, we had a net loss of $(388,557), which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash on hand of $26,000. Prior to the completion of our IPO, our liquidity needs have been satisfied through receipt of $25,000 in connection with our sponsor’s initial investment and a loan to us of $300,000 by our sponsor under an unsecured promissory note.

On February 8, 2022, we consummated our IPO of 23,000,000 units at $10.00 per unit, generating gross proceeds of $230,000,000 which is described in Note 3 to the accompanying financial statements. Simultaneously with the closing of the IPO, we consummated the sale of 14,100,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating gross proceeds to the company of $14,100,000. We incurred $14,150,000 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $1,500,000 of other costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of March 23, 2022, the Company had cash on hand of $3.0 million, excluding the amounts held in the trust account.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Upon completion of a business combination, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

We have until May 8, 2023 to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 15 months, the sponsor may cause us to extend the available time to consummate our initial business combination by three months. In order to exercise the extension option, our sponsor must deposit into the trust account $0.10 per public share (a total of $2,300,000) on or prior to the date of the applicable deadline. The sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay KRP and certain of its subsidiaries a total of $25,000 per month for administrative and support services. We began incurring these fees on February 4, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the IPO. These costs, together with the underwriter discount and Deferred Discount, were charged to additional paid-in capital upon completion of the Public Offering.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from April 9, 2021 (inception) to December 31, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of December 31, 2021, there was a deferred tax asset of $0.1 million related to the net operating loss generated, offset by a valuation allowance of $0.1 million as a result of the uncertainty of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset was 21%.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Zachary M. Lunn	35	President & Chief Executive Officer
R. Blayne Rhynsburger	35	Controller
Robert D. Ravnaas	64	Chairman of the Board of Directors
R. Davis Ravnaas	36	Director and Strategic Advisor
Matthew S. Daly	49	Director and Strategic Advisor
Kimberly DeWoody	38	Director
Fred N. Reynolds	64	Director

Zachary Lunn—President and Chief Executive Officer: Zachary Lunn has extensive operating experience in the E&P sector, including conventional and unconventional reservoirs across multiple states and basins. Mr. Lunn began his career with Nexen Petroleum USA, gaining experience in operations, business development, and reservoir engineering while working assets in the Gulf of Mexico. Following the $15.1 billion sale of Nexen to CNOOC, Mr. Lunn pursued a production/operations position with Petro-Hunt LLC, where he supervised the company’s operated production, including all conventional and unconventional reservoirs in Texas, Louisiana, Mississippi, North Dakota, Montana, and Wyoming. Further, Mr. Lunn created a development plan for 500,000 Bakken acres and played an integral role on the divestiture team, resulting in $1.45 billion in M&A activity. In 2014, Mr. Lunn joined Enduro Resource Partners and was responsible for 550 wellsites in North Dakota, Texas, and Louisiana. In July 2018, upon learning that Enduro Resource Partners planned to sell their assets, Mr. Lunn partnered with the principals of Cobra Oil & Gas Corporation and acquired the properties. Upon acquisition, Mr. Lunn managed all day-to-day activities of Cobra Oil & Gas Corporation including operations, marketing, business development, and finance. Under Mr. Lunn’s stewardship, Cobra Oil & Gas grew production while maintaining high levels of free cash flow. Mr. Lunn is a member of the Society of Petroleum Engineers, American Association of Drilling Engineers, and Fort Worth Wildcatters. He received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University.

R. Blayne Rhynsburger—Controller: Blayne Rhynsburger has served as the Controller of the general partner of KRP since February 2017. Mr. Rhynsburger previously served as the Controller of KRP’s predecessor from November 2015 until KRP’s IPO. Prior to that time, Mr. Rhynsburger served as audit manager from July 2014 to November 2015, audit senior from July 2011 to June 2014, and audit staff from September 2009 to June 2011 at Whitley Penn LLP, where he specialized in assurance and advisory services for clients in multiple industries, primarily energy clients in the public and private sectors. Mr. Rhynsburger also has served as an adjunct professor of petroleum accounting in the graduate school of Texas Christian University’s Neeley School of Business since 2015. Mr. Rhynsburger holds a Bachelor of Business Administration degree in Accounting and Finance and a Master of Accounting degree from Texas Christian University. He is also a member of the Texas Society of Certified Public Accountants.

Robert D. Ravnaas—Chairman: Bob Ravnaas has served as Chief Executive Officer of the general partner of KRP and chairman of its board of directors since November 2015. Mr. R. Ravnaas served as President of Cawley, Gillespie & Associates, Inc., a petroleum engineering firm, from 2011 until February 2017. He also served as President and director of Rivercrest Royalties II, LLC from 2014 until December 2017, and as President and director of Rivercrest Royalties, LLC from 2013 until KRP’s IPO. Prior to joining Cawley, Gillespie & Associates, Inc. in 1983, he worked as a Production Engineer for Amoco Production Company from 1981 to 1983. Mr. R. Ravnaas received a Bachelor of Science degree with special honors in Chemical Engineering from the University of Colorado at Boulder and a Master of Science degree in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers and the American Association of Petroleum Geologists.

R. Davis Ravnaas—Director and Strategic Advisor: Davis Ravnaas has served as President and Chief Financial Officer of the general partner of KRP since November 2015. Mr. D. Ravnaas co-founded Rivercrest Royalties, LLC, which was the predecessor to KRP, in October 2013, served as its Vice President and Chief Financial Officer from November 2013 to October 2015 and served as its President and Chief Financial Officer from October 2015 until KRP’s IPO. He has also served as Vice President and Chief Financial Officer of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since August 2014, and he is a partial owner of other companies that have contributed assets to KRP in the past and may do so in the future. From 2010 to 2012, Mr. D. Ravnaas was responsible for sourcing, evaluating and monitoring investments in energy and industrials companies as an associate investment professional with Crestview Partners, a New York based private equity fund. Mr. D. Ravnaas left Crestview Partners in 2012 to attend the Stanford Graduate School of Business, where he earned his Master in Business Administration in 2014. Mr. D. Ravnaas also has an AB in Economics from Princeton University and a MSc in Finance and Economics from the London School of Economics.

Matthew S. Daly—Director and Strategic Advisor: Matthew S. Daly has served as Chief Operating Officer of the general partner of KRP since May 2017. Mr. Daly previously served as Senior Vice President— Corporate Development of the General Partner of KRP beginning in September 2016 and he served as Senior Vice President—Corporate Development of KRP’s predecessor from August 2016 until KRP’s IPO. Prior to joining Kimbell, Mr. Daly spent 11 years in investment management, most recently at Kleinheinz Capital Partners, Inc. and Hirzel Capital Management, LLC, two Texas-based investment firms, where he helped manage both the public and private energy investments. He was also Chairman of Delta Biofuels, Inc., a portfolio company of Kleinheinz Capital Partners, Inc. Prior to this, Mr. Daly was an investment banker at Wasserstein Perella & Co. in New York City and later Lazard Frères & Co., where he was a Vice President in the Mergers and Acquisitions group. Within this role, he advised on transactions totaling over $10 billion in value including acquisitions, divestitures, corporate restructurings and special committee assignments relating to takeover defense. He began his career at Arthur Andersen LLP in Dallas. He has a BBA from the University of Texas at Austin and an MBA from the Booth School at the University of Chicago.

Kimberly DeWoody—Director: Ms. DeWoody is the Finance Director for the Southwestern Exposition and Livestock Show (Fort Worth Stock Show & Rodeo), where she oversees all aspects of the Show’s accounting and finance functions. Prior to joining the Show in November 2020, Ms. DeWoody spent a total of 13 years at Whitley Penn LLP where she became an audit partner effective January 1, 2017. Throughout her time at Whitley Penn, Ms. DeWoody had extensive experience providing audit and assurance services to a broad range of industries, with a significant focus on the oil and gas sector, and her clients included both publicly traded and privately held companies. Ms. DeWoody has substantial knowledge of U.S. accounting and auditing standards gained through her public accounting career. Additionally, while at Whitley Penn, Ms. DeWoody had international and IFRS experience through her participation in the Nexia International Secondment Program where she worked at Smith & Williamson’s London office. She began in her career in public accounting at Ernst & Young in Houston, Texas. Ms. DeWoody was awarded “Forty Under 40” by Hart Energy’s Oil & Gas Investor. Additionally, Ms. DeWoody was awarded “Forty Under 40” by the Fort Worth Business Press and is a graduate of Leadership Fort Worth. She was awarded the Legacy of Women Award by SafeHaven of Tarrant County. Ms. DeWoody holds Bachelor of Business Administration and Master of Accountancy degrees from Baylor University. She is a certified public accountant, licensed in the state of Texas, and a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants (TXCPA), and Fort Worth Chapter of TXCPA.

Fred N. Reynolds—Director: Mr. Reynolds is the principal owner of Fred S. Reynolds and Associates, a petroleum engineering consulting firm located in Fort Worth, Texas. Mr. Reynolds graduated in 1979 with a Bachelor of Science in Petroleum Engineering from the University of Oklahoma. Following graduation, Mr. Reynolds worked for Chevron U.S.A. and Equity Oil Company as a drilling and completion engineer and Engineering Manager, before joining his father and forming the petroleum engineering consulting firm of Fred S. Reynolds and Associates in 1983. The consulting business consults in all aspects of petroleum engineering with the emphasis on reservoir evaluations, reserve determinations, and economic projections for the purposes of determining fair market value, loan values, and prospect screening. The firm’s clients are oil and gas companies, individual royalty and working interest owners, estate planning attorneys, and bank trust and energy lending departments.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. The terms of office for each of the three classes of the Board are as follows: (i) the term of office of the first class of directors, Class I, consisting of Mr. Daly, will expire at our first annual meeting of stockholders; (ii) the term of office of the second class of directors, Class II, consisting of Mr. R. Davis Ravnaas and Mr. Reynolds, will expire at our second annual meeting of stockholders; and (iii) the term of office of the third class of directors, Class III, consisting of Mr. Robert D. Ravnaas and Ms. DeWoody, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the Board.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. In conformity with the NYSE’s “phase-in” rules, within one year of our IPO, a majority of our Board will be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that Ms. DeWoody and Mr. Reynolds are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

We will pay each of our independent directors an annual fee of $60,000, payable in cash, for service on our Board. We did not complete our IPO as of December 31, 2021, and prior to our IPO, we did not pay any cash or equity compensation to our officers or directors. Commencing on the date our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our sponsor a total of $25,000 per month for administrative and support services. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of our management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee will be available on our website.

Audit Committee

We have established an audit committee of the Board. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Because our securities were listed on the NYSE in connection with our IPO, we have one year from the date of our listing on the NYSE to appoint a third member to our audit committee and to have our audit committee be comprised solely of independent members. Ms. DeWoody and Mr. Reynolds serve as the initial members of our audit committee. Ms. DeWoody and Mr. Reynolds are independent. We will appoint a third qualifying member to our audit committee within one year from the date of our listing on the NYSE to comply with the audit committee requirement.

Ms. DeWoody chairs the audit committee. Each member of the audit committee is financially literate and our Board has determined that Ms. DeWoody qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the Board. Ms. DeWoody and Mr. Reynolds serve as the initial members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, and subject to the phase-in rules of the NYSE, we are required to have a fully independent compensation committee. Ms. DeWoody and Mr. Reynolds are independent. Mr. Reynolds chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The amended and restated certificate of incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the Board. The members of our nominating and corporate governance committee are Ms. DeWoody and Mr. Reynolds. Mr. Reynolds chairs the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the Board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

•	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines will be posted on our website.

Conflicts of Interest

Members of our sponsor may compete with us for acquisition opportunities. If they decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Neither members of our sponsor nor members of our management team who are members of our sponsor have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Members of our sponsor and our management, in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to us. See “Risk Factors—We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to complete our initial business combination.”

In addition, members of our sponsor may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed that any founder shares will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them, in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed that any founder shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them, if we fail to consummate our initial business combination within 15 months after the closing of our IPO (or up to 21 months, if the sponsor exercises its extension options). If we do not complete our initial business combination within such applicable time period, the portion of the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares and any Class A Units of Opco (other than those held by us), and the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them, and any shares of our Class A common stock acquired upon exchange of founder shares, until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own or acquire common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with KRP, our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated certificate of incorporation) with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2021, no Section 16(a) filing requirements applied to our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our sponsor a total of $25,000 per month for administrative and support services. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we have agreed, pursuant to the administrative services agreement with our sponsor relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our sponsor from any claims arising out of or relating to the IPO or the company’s or Opco’s operations or conduct of the company’s or Opco’s business or any claim against our sponsor alleging any expressed or implied management or endorsement by our sponsor of any of the company’s or Opco’s activities or any express or implied association between our sponsor and the company or Opco or any of their affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of our management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B common stock as of March 29, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on outstanding shares as of March 29, 2022, of which there were 23,002,500 shares of Class A common stock and 5,750,100 shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A common stock		Class B common stock
Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Class	Number of Shares of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Class
Kimbell Tiger Acquisition Sponsor, LLC (our sponsor) (3)(4)	2,500	*	5,750,100	100%
Directors and Named Executive Officers:
Zachary M. Lunn(4)	—	—	—	—
R. Blayne Rhynsburger(4)	—	—	—	—
Robert D. Ravnaas(4)	—	—	—	—
R. Davis Ravnaas(4)	—	—	—	—
Matthew S. Daly(4)	—	—	—	—
Kimberly DeWoody(4)	—	—	—	—
Fred N. Reynolds(4)	—	—	—	—
All directors and executive officers as a group (7 individuals)	2,500	*	5,750,100	100%
Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC (5)	1,458,200	6.3%
Adage Capital Partners, L.P, Adage Capital Partners GP, L.L.C, Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross (6)	1,800,000	7.83%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

(2)	Interests shown consist of founder shares and sponsor shares. The Class A Units of Opco (and corresponding shares of our Class B common stock) comprising a portion of such shares will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Kimbell Royalty Partners Operating, LLC (“KRP OpCo”), a subsidiary of KRP, is the managing member of our sponsor. KRP Opco has sole voting and investment discretion with respect to the shares held by the sponsor. The managing member of KRP Opco is KRP. KRP may be deemed to beneficially own the shares held by our sponsor by virtue of its direct ownership of our sponsor. KRP is controlled by Kimbell Royalty GP, LLC, which is the general partner of KRP. The general partner of KRP is owned by a holding company that is controlled by entities affiliated with Robert D. Ravnaas, among others. Mr. R. Ravnaas, by virtue of his indirect ownership interest in the entity that owns the general partner of KRP, may be deemed to beneficially own the non-economic general partner interest of KRP held by its general partner. Mr. R. Ravnaas disclaims benefic ownership of this interest.

(4)	Our sponsor is the record holder of such shares. The members of our management team and directors are among the members of our sponsor but do not have voting or investment discretion with respect to the shares held by our sponsor. Each of such individuals disclaims any beneficial ownership of the securities held by our sponsor other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, Saba Capital, Saba GP and Mr. Weinstein share voting and dispositive power and may be deemed the beneficial owner of 1,458,200 shares of Class A common stock reported above. The business address for this stockholder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G filed with the SEC on February 18, 2022, on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company and the general partner of ACP (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company and the managing member of ACPGP (“ACA”), Mr. Robert Atchinson, as a managing member of ACA, and Phillip Gross, as a managing member of ACA, each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross share voting and dispositive power and may be deemed the beneficial owner of 1,800,000 shares of Class A common stock reported above. The business address for this stockholder is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Founder Shares

In May 2021, our sponsor received 5,750,000 Class B Units of Opco for no consideration and purchased 5,750,000 corresponding shares of our Class B common stock, 2,500 shares of our Class A common stock, 100 Class A Units of Opco and 100 corresponding shares of our Class B common stock for an aggregate of $25,000. Also in May 2021, we paid $25,000 to Opco in exchange for issuance of 2,500 Class A units of Opco. Upon a liquidation of Opco, distributions generally will be made to the holders of Opco units on a pro rata basis, subject to certain limitations with respect to the Class B units of Opco, including that, prior to the completion of an initial business combination, such Class B units of Opco will not be entitled to participate in a liquidating distribution.

The founder shares consisting of the 5,750,000 Class B Units of Opco (and the Class A Units of Opco into which such Class B Units of Opco will convert) and corresponding shares of Class B common stock will together be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment as described below under “—Opco LLC Agreement.” In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the business combination, the number of Class A units of Opco into which the Class B units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon exchange of all founder shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of our common stock upon completion of the IPO, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). In addition, the number of outstanding shares of Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of Class B common stock corresponds to the total number of Class A units of Opco outstanding (other than those held by us) plus the total number of Class A units of Opco into which the Class B units of Opco are entitled to convert.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the F founder shares held by them (and any shares of Class A common stock acquired upon exchange of founder shares) until one year after the date of the consummation of our initial business combination or earlier if, subsequent to such initial business combination, (i) the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (ii) the company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

On February 8, 2022, simultaneously with the closing of the IPO and pursuant to a separate private placement warrants purchase agreement, dated February 3, 2022, by and between the company and the sponsor, the company completed the private sale of an aggregate of 14,100,000 private placement warrants to the sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14,100,000. Each private placement warrant is exercisable to purchase for $11.50 one share of Class A common stock. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the IPO held in the trust account. If the company does not complete an initial business combination within 15 months after the closing of the IPO (or up to 21 months if the sponsor exercises its extension options), the private placement warrants will expire worthless.

With certain limited exceptions, the private placement warrants and the securities underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of the initial business combination.

Opco LLC Agreement

In connection with consummation of the IPO, we entered into the Opco LLC Agreement. A form of the Opco LLC Agreement was filed as an exhibit to the IPO Registration Statement, and the following description of the Opco LLC Agreement is qualified in its entirety by reference thereto.

Conversion of Class B Units of Opco and Exchange Right

Our initial stockholders own all of the outstanding Class B Units of Opco. The Class B Units of Opco will convert into Class A Units of Opco in connection with the initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as described below under “—Founder Shares Anti-Dilution.”

In addition, following our initial business combination, holders of Class A Units of Opco (other than TGR) will have the right (an “exchange right”), subject to certain limitations, to exchange Class A Units of Opco (and a corresponding number of shares of our Class B common stock) for, at our option, (i) shares of our Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. Our decision to make a cash payment upon an exercise of an exchange right will be made by our independent directors. We will determine whether to issue shares of our Class A common stock or pay cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Class A Units of Opco and alternative uses for such cash.

Holders of Class A Units of Opco (other than TGR) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving 500,000 or more Class A Units of Opco (subject to our discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon us and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

Following any exchange of Class A Units of Opco (and a corresponding number of shares of our Class B common stock), TGR will retain the Class A Units of Opco and cancel the shares of our Class B common stock. As the holders of Class A Units of Opco (other than TGR) exchange their Class A Units of Opco, our membership interest in Opco will be correspondingly increased, the number of shares of our Class A common stock outstanding will be increased, and the number of shares of our Class B common stock outstanding will be reduced.

In connection with our initial business combination, we might choose to issue additional Class A Units of Opco (and corresponding shares of our Class B common stock) to participants in the business combination, such as sellers of assets or entities or financing sources. We expect that any participants receiving Class A Units of Opco in the business combination will have an exchange right on substantially the same terms as described above.

Founder Shares Anti-Dilution

In the case that additional shares of our Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO in connection with the initial business combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of the sum of the total outstanding shares of our Class A common stock upon the completion of the IPO (excluding the sponsor shares and any shares issuable upon exercise of any warrants) plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). In addition, the number of outstanding shares of our Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of our Class B common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by TGR) plus the total number of Class A Units of Opco into which the Class B Units of Opco are entitled to convert.

Non-Liquidating Distributions and Allocations of Income and Loss

We will have only 15 months from the closing of the IPO to complete our initial business combination (or up to 21 months, if the sponsor exercises its extension options). In the event that we receive notice from the sponsor five days prior to the applicable deadline of its intent to exercise an extension option, we intend to issue a press release announcing such intention to exercise the extension option at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds were timely deposited. If we have not completed our initial business combination within such 15-month period (or 18-month or 21-month period, as applicable, if the sponsor exercises its extension options), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of the company and Opco and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by TGR), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such 15-month period (or 18-month or 21-month period, as applicable, if the sponsor exercises its extension options).

Pursuant to the Opco LLC Agreement and a letter agreement that our sponsor, officers and directors have entered into with us, they have agreed that any founder shares are subject to forfeiture, and thus will not be entitled to liquidating distributions from the trust account, and they will waive any such rights to liquidating distributions for any founder shares, if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its extension options). However, if our initial stockholders or management team acquired public shares in the IPO or subsequently acquire shares on the open market, they will be entitled to liquidating distributions from the trust account with respect to such public shares and the sponsor shares if we fail to complete our initial business combination within the allotted 15-month time period (or 18-month or 21-month period, as applicable, if the sponsor exercises its extension options).

The underwriter of our IPO agreed to waive its rights to the deferred underwriting commission held in the trust account in the event we do not complete our initial business combination and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares and any Class A Units of Opco (other than those held by TGR).

After our initial business combination, net profits and net losses of Opco generally will be allocated to holders of Opco Units on a pro rata basis in accordance with their respective percentage ownership of Opco Units (except for certain allocations of book income and loss items and book-tax differences that may be specially allocated). After our initial business combination, to the extent cash is available, tax distributions will be made to the holders of Opco Units, on a pro rata basis in accordance with their respective percentage ownership of Opco Units, in an amount sufficient to allow TGR to satisfy its actual tax liabilities.

Issuance of Equity

Except as otherwise determined by us, at any time we issues a share of our Class A common stock or any other equity security, the net proceeds received by us with respect to such issuance, if any, will be concurrently invested in Opco, and Opco will issue to us one Class A Unit or other economically equivalent equity interest. Conversely, if at any time any shares of our Class A common stock are redeemed, repurchased, or otherwise acquired by us, including in connection with the exercise of redemption rights by holders of our public shares, Opco will redeem, repurchase or otherwise acquire an equal number of Opco Units held by us, upon the same terms and for the same price, as the shares of our Class A common stock are redeemed, repurchased or otherwise acquired.

Related Party Loans

On July 20, 2021, we executed an unsecured promissory note (the “Note”) with our sponsor pursuant to which the sponsor agreed to loan the company up to $300,000 to be used for a portion of the expenses related to the IPO. This note is non-interest bearing and was payable on the consummation date of the IPO. The Company borrowed approximately $277,000 under the Note and repaid the outstanding amount after February 8, 2022.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“Working Capital Loans”). If the company completes a business combination, the company would repay the Working Capital Loans out of the proceeds of the trust account released to the company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, a portion of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the company had no borrowings under the Working Capital Loans.

The sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The company’s audit committee will review on a quarterly basis all payments that were made to the sponsor, officers or directors, or their affiliates.

Administrative Services Agreement

The Company has agreed to pay the sponsor a total of $25,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial business combination or the company’s liquidation, the company will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares), are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the registration of such securities.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. In conformity with the NYSE’s “phase-in” rules, within one year of our IPO, a majority of our Board will be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that Ms. DeWoody and Mr. Reynolds are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted in connection with the IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of KMPG, LLP (“KPMG”) acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG for services rendered.

Audit Fees. During the period from April 9, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $160,500 for the services KPMG performed in connection with our registration statement proceeds and the audit of our December 31, 2021 financial statements included in this Report.

Audit-Related Fees. During the period from April 9, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from April 9, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from April 9, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements

Our consolidated financial statements are listed in the “Index to Financial Statements” on page F-1.

(2)           Financial Statement Schedule

None.

(3)           Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, dated February 3, 2022, of the company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
4.4	Warrant Agreement, dated February 3, 2022, between the company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
4.5*	Description of Securities.
10.1	Letter Agreement, dated February 3, 2022, among the company, its officers and directors, and the sponsor (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.2	Investment Management Trust Agreement, dated February 3, 2022, between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.3	Promissory Note, dated July 20, 2021, issued to sponsor by the company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
10.4	Registration Rights Agreement, dated February 3, 2022, among the company, the sponsor, and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.5	Administrative Support Agreement, dated February 3, 2022, between the company, Opco, the sponsor, and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.6	Securities Subscription Agreement, dated May 11, 2021, between the company and Opco (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
10.7	Securities Subscription Agreement, dated May 11, 2021, between the company and sponsor (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on July 29, 2021).
10.8	Private Placement Warrants Purchase Agreement, dated February 3, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.9	Amended and Restated Limited Liability Company Agreement of Opco, dated February 3, 2022 (incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).
10.10	Form of Indemnification Agreement, dated February 3, 2022 (incorporated by reference to Exhibit 10.8 to the company’s Registration Statement on Form S-1 (File No. 333-258260), filed with the SEC on January 28, 2022).
21.1*	Subsidiaries of the Registrant.
24*	Power of Attorney (included on signature page of this report).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

KIMBELL TIGER ACQUISTION CORPORATION

	By:	/s/ Zachary M. Lunn
	Name:	Zachary M. Lunn
	Title:	President & Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Kimbell Tiger Acquisition Corporation hereby constitute and appoint each of Zachary M. Lunn and Blayne Rhynsburger, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this Report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Zachary M. Lunn	President & Chief Executive Officer	March 31, 2022
Zachary M. Lunn

/s/ Blayne Rhynsburger	Controller	March 31, 2022
Blayne Rhynsburger

/s/ Robert D. Ravnaas	Chairman of the Board of Directors	March 31, 2022
Robert D. Ravnaas

/s/ R. Davis Ravnaas	Director and Strategic Advisor	March 31, 2022
R. Davis Ravnaas

/s/ Matthew S. Daly	Director and Strategic Advisor	March 31, 2022
Matthew S. Daly

/s/ Kimberly DeWoody	Director	March 31, 2022
Kimberly DeWoody

/s/ Fred N. Reynolds	Director	March 31, 2022
Fred N. Reynolds

KIMBELL TIGER ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kimbell Tiger Acquisition Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Kimbell Tiger Acquisition Corporation and subsidiary (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholder’s deficit, and cash flows for the period from April 9, 2021 (inception) through December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas
March 31, 2022

KIMBELL TIGER ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEET

December 31, 2021
ASSETS
Current assets
Cash	$26,000
Deferred offering costs associated with proposed public offering	715,444
Total current assets	$741,444

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable to related party	$930,824
Accrued expenses	173,177
Total current liabilities	1,104,001
Commitments and contingencies (Note 5)
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 225,000,000 shares authorized, 2,500 shares issued and outstanding	—
Class B common stock, $0.0001 par value, 25,000,000 shares authorized, 5,750,100 shares issued and outstanding	575
Additional paid-in capital	24,425
Accumulated deficit	(373,613)
Total Kimbell Tiger Acquisition Corporation equity	(348,613)
Non-controlling interest in subsidiary	(13,945)
Total stockholder’s equity	(362,557)
Total liabilities and stockholder’s equity	$741,444

KIMBELL TIGER ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the period from April 9, 2021 (inception) through December 31, 2021

General and administrative expenses	$388,557
Net loss	(388,557)
Net loss attributable to non-controlling interest in subsidiary	14,945
Net loss attributable to Kimbell Tiger Acquisition Corporation	$(373,613)
Weighted average shares outstanding of Class A common stock	2,500
Basic and diluted net income per share, Class A	(149)
Weighted average shares outstanding of Class B common stock(1)	5,750,100
Basic and diluted net loss per share, Class B	(0)

KIMBELL TIGER ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from April 9, 2021 (inception) through December 31, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Total Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance - April 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class B common stock to Sponsor	2,500	—	5,750,100	575	24,425	—	—	25,000
Issuance of Units in Opco to Sponsor	—		—	—	—	—	1,000	1,000
Net loss	—	—	—	—		(373,613)	(14,945)	(388,557)
Balance December 31, 2021	2,500	$—	5,750,100	$575	$24,425	$(373,613)	$(13,945)	$(362,557)

KIMBELL TIGER ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from April 9, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities
Net loss	$(388,557)
Changes in operating assets and liabilities:
Deferred offering costs associated with proposed public offering	(715,444)
Accounts payable to related party and accrued expenses	1,104,001
Net cash used in operating activities	-
Cash Flows from Financing Activities
Contributions from Class A and Class B stockholder	25,000
Contributions from non-controlling interest owner	1,000
Net cash provided by financing activities	26,000
Net change in cash	26,000
Cash - beginning of the period	—
Cash - end of the period	$26,000

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$715,444

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kimbell Tiger Acquisition Corporation is a blank check company incorporated in Delaware on April 9, 2021. As used herein, “the Company” or “TGR” refer to Kimbell Tiger Acquisition Corporation and its majority-owned and controlled operating subsidiary, Kimbell Tiger Operating Company, LLC (“Opco”), unless the context indicates otherwise. The Company is formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 9, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the IPO (as defined below) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kimbell Tiger Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). In May 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share, and (ii) 2,500 shares of TGR’s Class A common stock, par value $0.0001 per share. Also in May 2021, TGR paid $25,000 to Opco in exchange for the issuance of 2,500 Class A Units of Opco. In May 2021, the Sponsor received 100 Class A Units of Opco in exchange for $1,000 and 5,750,000 Class B Units of Opco (which are profits interest units only). The Company refers to the 5,750,000 shares of Class B common stock and corresponding number of Class B Units of Opco (or the Class A Units of Opco which such Class B units will convert) collectively as the “Founders Shares.” The Founders Shares consists of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of TGR’s Class A common stock after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein.

The registration statement for the Company’s IPO was declared effective on February 4, 2022. On February 8, 2022, the Company consummated its initial public offering (the “IPO”) of 23,000,000 units (each, a “Unit” and collectively, the “Units”), including 3,000,000 additional Units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option (the “Over-Allotment Units”) at $10.00 per Unit and consists of one share of Class A common stock and one-half of one public warrant, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 14,100,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $14,100,000. Each Private Placement Warrant is exercisable to purchase for $11.50 one share of TGR’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of TGR’s non-economic Class B common stock, par value $0.0001 per share (the “Class B common stock”).

Following the IPO, the Public Stockholders (as defined below) hold a direct economic equity ownership interest in TGR in the form of shares of Class A common stock, and an indirect ownership interest in Opco through TGR’s ownership of Class A units of Opco. By contrast, the Initial Stockholders of the Company (as defined below) own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in TGR in the form of shares of Class B common stock.

Upon the closing of the IPO and the Private Placement, $236,900,000 of the net proceeds of the sale of the Units and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commission held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company controls 50% or more of the voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 2,500 shares of Class A common stock held by the Sponsor. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.30 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (or up to 21 months, if the sponsor exercises its option (each, an “extension option”), upon deposit of an amount equal to $0.10 per Public Share (the “extension fee”) into the Trust Account, to cause us to extend the available time to consummate our initial Business Combination by three months, which extension option the sponsor may exercise up to two times) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest will be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A units of Opco (other than those held by TGR), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed (i) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with the completion of the initial Business Combination, (ii) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with a stockholder vote to amend our Amended and Restated Charter in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period, (iii) that any Founder Shares held by them are subject to forfeiture, and thus will not be entitled to liquidating distributions from the Trust Account, and they will waive any such rights to liquidating distributions for any Founder Shares, if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), and (iv) in certain limited circumstances the Class B units of Opco will have more limited rights to current or liquidating distributions from the Company.

The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and subsequently liquidates and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.30. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.30 per Public Share or Class A Unit of Opco not held by TGR and (ii) the actual amount per Public Share or Class A Unit of Opco not held by TGR held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share or Class A Unit of Opco not held by TGR due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $26,000 in its operating bank accounts and a working capital deficit of $362,557. Upon completion of the IPO, the Sponsor funded $3.2 million to the Company in exchange for Private Placement Warrants to satisfy the working capital needs of the Company. As of March 23, 2022, the Company had cash on hand of $3.0 million, excluding the amounts held in the Trust Account. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4).

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ equity.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation. In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

The Company’s Permitted Investments, which were invested on February 9, 2022 subsequent to the balance sheet date, are classified as Level 1.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the IPO. These costs, together with the underwriter discount and Deferred Discount, were charged to additional paid-in capital upon completion of the Public Offering.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from April 9, 2021 (inception) to December 31, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, there was a deferred tax asset of $78,459 related to the net operating loss generated, offset by a valuation allowance of $78,459 as a result of the uncertainty of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset was 21%.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On February 8, 2022, the Company consummated its IPO of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions (see Note 5). Each Unit consists of one Class A common stock and one-half of one redeemable warrant, or 11,500,000 redeemable warrants in the aggregate (the “Redeemable Warrants”). Each whole Public Warrant entitles the holder to purchase one share of TGR’s Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2021, the Sponsor paid $25,000 in exchange for issuance of (i) 5,750,100 shares of TGR’s Class B common stock and (ii) 2,500 shares of TGR’s Class A common stock. Upon a liquidation of Opco, distributions generally will be made to the holders of Opco units on a pro rata basis, subject to certain limitations with respect to the Class B units of Opco, including that, prior to the completion of the initial Business Combination, such Class B units of Opco will not be entitled to participate in a liquidating distribution.

Also in May 2021, TGR paid $25,000 to Opco in exchange for issuance of 2,500 Class A units of Opco. In May 2021, the Sponsor received 100 Class A units of Opco in exchange for $1,000 and 5,750,000 Class B units of Opco (which are profits interest units only).

The Company refers to the 5,750,000 shares of Class B common stock and corresponding number of Class B units of Opco (or the Class A units of Opco into which such Class B Units will convert) collectively as the “Founder Shares.” The Founder Shares consist of Class B units of Opco (and any Class A units of Opco into which such Class B units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of TGR’s Class A common stock after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein.

The Class B units of Opco will convert into Class A units of Opco in connection with the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. The Founder Shares consist of Class B units of Opco (and any Class A units of Opco into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of Class A common stock after the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the Business Combination, the number of Class A units of Opco into which the Class B units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon exchange of all Founder Shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of TGR’s common stock upon completion of the IPO, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). In addition, the number of outstanding shares of Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of Class B common stock corresponds to the total number of Class A units of Opco outstanding (other than those held by TGR) plus the total number of Class A units of Opco into which the Class B units of Opco are entitled to convert.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares held by them (and any shares of Class A common stock acquired upon exchange of Founder Shares) until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 14,100,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant. Each whole Private Placement Warrant is exercisable for a price of $11.50 to purchase one share of TGR’s Class A common stock. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

With certain limited exceptions, the Private Placement Warrants and the securities underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 20, 2021, the Company executed an unsecured promissory note (the “Note”) with our Sponsor pursuant to which the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses related to the IPO. This note is non-interest bearing and was payable on the consummation date of the IPO. As of December 31, 2021, the Company borrowed approximately $279,000 under the Note. Upon completion of the IPO on February 8, 2022, the Company repaid the outstanding balance of the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, a portion of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates.

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on NYSE, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities, secretarial support and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the registration of such securities.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of IPO to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the IPO price less the underwriting commissions. On February 4, 2022, the underwriter exercised its over-allotment option in full. The underwriter was entitled to an underwriting discount of $0.20 per unit, payable upon the closing of the IPO. In addition, the underwriter will be entitled to a deferred fee of $0.35 per unit. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this consolidated financial statement. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 2,500 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Proceeds from the issuance of the warrants are included in additional paid-in capital on the consolidated balance sheet. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

KIMBELL TIGER ACQUISITION CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants when our Class A common stock equals or exceeds $18.00 per share:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company calls the warrants for redemption for cash as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.