Form 10-Q
period 2022-03-31
Kimbell Tiger Acquisition Corp
filed 2022-05-10
CIK 1863099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-41244

KIMBELL TIGER ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	6770	86-3513156
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

777 Taylor Street, Suite 810

Fort Worth, Texas 76102

(817) 945-9700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which registered:
Units, each consisting of one share of Class A common stock, and one-half of one warrant	TGR.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	TGR	The New York Stock Exchange
Warrants, exercisable for one share Class A common stock at an exercise price of $11.50 per share	TGR.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 5, 2022, the registrant had 23,000,000 shares of its Class A common stock, $0.0001 par value per share, subject to possible redemption, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

KIMBELL TIGER ACQUISITION CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$2,953,886	$26,000
Prepaid expenses	490,485	—
Investments held in trust	237,001,386	—
Deferred offering costs associated with proposed public offering	—	715,444
Total current assets	$240,445,757	$741,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable to related party	$216,295	$930,824
Accrued expenses	2,002,666	173,177
Total current liabilities	2,218,961	1,104,001
Deferred underwriting compensation	8,050,000	—
Total liabilities	10,268,961	1,104,001

Class A common stock subject to possible redemption, 23,002,500 and 0 shares at March 31, 2022 and December 31, 2021, respectively, at redemption value of $10.30 per share	236,900,000	—

Commitments and contingencies (Note 5)
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,100 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,685,436)	(373,613)
Total Kimbell Tiger Acquisition Corporation equity	(6,684,861)	(348,613)
Non-controlling interest in subsidiary	(38,343)	(13,945)
Total stockholders' deficit	(6,723,204)	(362,557)
Total liabilities and stockholders' deficit	$240,445,757	$741,444

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022

(Unaudited)

General and administrative expenses	$735,744
Loss from operations	(735,744)
Other income:
Interest earned on securities held in Trust Account	101,386
Other income, net	101,386
Net loss	(634,358)
Net loss attributable to non-controlling interest in subsidiary	(24,398)
Net loss attributable to Kimbell Tiger Acquisition Corporation	$(609,960)
Weighted average shares outstanding of Class A common stock	13,035,833
Basic and diluted net income per share, Class A	$(0.05)
Weighted average shares outstanding of Class B common stock	5,750,100
Basic and diluted net loss per share, Class B	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance - January 1, 2022	2,500	—	5,750,100	575	24,425	(373,613)	(13,945)	$(362,558)
Sale of Private Placement Warrants classified as equity	—	—	—	—	14,100,000	—	—	14,100,000
Accretion of Class A common stock to redemption	—	—	—	—	(14,124,425)	(5,701,863)	—	(19,826,288)
Net loss	—	—				(609,960)	(24,398)	(634,358)
Balance March 31, 2022	2,500	$—	5,750,100	$575	$—	$(6,685,436)	$(38,343)	$(6,723,204)

The accompanying notes are an integral part of these consolidated financial statements

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2022

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(634,358)
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned on securities held in Trust Account	(101,386)
Changes in operating assets and liabilities:
Prepaid expenses	(490,485)
Deferred offering costs associated with proposed public offering	715,444
Accounts payable to related party and accrued expenses	(422,100)
Net cash used in operating activities	(932,885)
Cash Flows from Investing Activities
Investments of cash in Trust Account	(236,900,000)
Net cash used in investing activities	(236,900,000)
Cash Flows from Financing Activities
Proceeds from sale of units	230,000,000
Proceeds from sale of Private Placement Warrants	14,100,000
Payment of offering costs and underwriter discounts	(3,339,229)
Net cash provided by financing activities	240,760,771
Net change in cash	2,927,886
Cash - beginning of the period	26,000
Cash - end of the period	$2,953,886

Supplemental disclosure of noncash financing activities:
Deferred offering costs	$8,050,000
Offering costs included in accrued expenses	$1,537,059

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization, Business Operations and Basis of Presentation

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

As of March 31, 2022, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and amounts held in Trust from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO and the Private Placement, $236,900,000 of the net proceeds of the sale of the Units and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of:  (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $3.0 million in its operating bank accounts, excluding the amounts held in the Trust Account and working capital of $2.8 million. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 31, 2022. The effect of these reclassifications had no impact on previously reported members’ equity or net income. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2022. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ equity.

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

The Company’s Permitted Investments, which were invested on February 9, 2022 are classified as Level 1.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2022.

Trust Account

Upon the closing of the IPO and the Private Placement, $236.9 million of the net proceeds of the sale of the Units and the sale of the Private Placement Warrants were placed the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of:  (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses from changes in fair value, and dividends and interest relating to these investments are included in Interest earned on securities held in Trust Account in the accompanying statement of operations.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2022, there was a deferred tax asset of $1.4 million related to the net operating loss generated, offset by a valuation allowance of $1.4 million as a result of the uncertainty of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset was 21%.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 23,002,500 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying consolidated balance sheet.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Redemption of warrants when our Class A common stock equals or exceeds $18.00 per share:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, but are not limited to, for example, statements about:

●	our being a blank check company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to KRP, our sponsor and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our sponsor, KRP or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our 2021 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $634,358, which consisted of formation and operating expenses, offset by interest income earned on the amounts held in Trust.

Liquidity and Capital Resources

As of March 31, 2022, we had cash on hand of $3.0 million, excluding the amounts held in the trust account and working capital of $2.8 million.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of March 31, 2022, the Company had cash on hand of $3.0 million, excluding the amounts held in the trust account.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, including those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2021 Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2022, the Company consummated its initial public offering (the “IPO”) of 23,000,000 units (each, a “Unit” and collectively, the “Units”), including 3,000,000 additional Units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option (the “Over-Allotment Units”) at $10.00 per Unit and consists of one share of Class A common stock and one-half of one public warrant, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. USB Investment Bank acted as the sole book-running manager of the IPO.  The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.  The securities in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-258260). The registration statement for the Company’s IPO was declared effective on February 4, 2022.

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

Upon the closing of the IPO and the Private Placement, $236,900,000 of the net proceeds of the sale of the Units and the sale of the Private Placement Warrants were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of:  (i) the completion of a Business Combination and (ii) the distribution of the trust account.

For a description of the use of proceeds generated in the Company’s IPO, refer to Note 1 within “Notes to Consolidated Financial Statements” within Item 1 of Part I of this Quarterly Report.

Item 6. Exhibits

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
3.3

Amended and Restated Limited Liability Company Agreement of Opco, dated February 3, 2022 (incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 8, 2022).

4.4

Warrant Agreement, dated February 3, 2022, between the company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K (File No. 001-41244), filed with the SEC on February 14, 2022).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	—filed herewith
**	—furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBELL TIGER ACQUISITION CORPORATION

Date: May 10, 2022	By:	/s/ Zachary M. Lunn
		Name:	Zachary M. Lunn
		Title:	President & Chief Executive Officer
Date: May 10, 2022	By:	/s/ Blayne Rhynsburger
		Name:	Blayne Rhynsburger
		Title:	Controller