Form 10-Q
period 2022-06-30
Kimbell Tiger Acquisition Corp
filed 2022-08-04
CIK 1863099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 23,000,000 shares of its Class A common stock, $0.0001 par value per share, subject to possible redemption, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

KIMBELL TIGER ACQUISITION CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$786,721	$26,000
Prepaid expenses	336,769	—
Investments held in trust	237,224,521	—
Deferred offering costs associated with proposed public offering	—	715,444
Total current assets	$238,348,011	$741,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable to related party	$252,851	$930,824
Accrued expenses	435,739	173,177
Total current liabilities	688,590	1,104,001
Deferred underwriting compensation	8,050,000	—
Total liabilities	8,738,590	1,104,001

Class A common stock subject to possible redemption, 23,002,500 and 0 shares at June 30, 2022 and December 31, 2021, respectively, at redemption value of $10.30 per share	236,900,000	—

Commitments and contingencies (Note 5)
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 25,000,000 shares authorized, 5,750,100 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,238,681)	(373,613)
Total Kimbell Tiger Acquisition Corporation equity	(7,238,106)	(348,613)
Non-controlling interest in subsidiary	(52,473)	(13,944)
Total stockholders' deficit	(7,290,579)	(362,557)
Total liabilities and stockholders' deficit	$238,348,011	$741,444

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2022	Period from May 13, 2021 to June 30, 2021	Six Months Ended June 30, 2022	Period from May 13, 2021 to June 30, 2021
General and administrative expenses	$590,510	$54,417	$1,326,254	$54,417
Loss from operations	590,510	54,417	1,326,254	54,417
Other income:
Interest earned on securities held in Trust Account	223,135	—	324,521	—
Other income, net	223,135	—	324,521	—
Net loss	(367,375)	(54,417)	(1,001,733)	(54,417)
Net loss attributable to non-controlling interest in subsidiary	(14,130)	(2,093)	(38,528)	(2,093)
Net loss attributable to Kimbell Tiger Acquisition Corporation	$(353,245)	$(52,324)	$(963,205)	$(52,324)

Weighted average shares outstanding of Class A common stock	23,000,000	2,500	18,171,271	2,500
Basic and diluted net loss per share, Class A	$(0.02)	$(20.93)	$(0.05)	$(20.93)
Weighted average shares outstanding of Class B common stock	5,750,100	5,750,100	5,750,100	5,750,100
Basic and diluted net loss per share, Class B	$(0.06)	$(0.01)	$(0.17)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance - January 1, 2022	2,500	$—	5,750,100	$575	$24,425	$(373,613)	$(13,944)	$(362,557)
Sale of Private Placement Warrants classified as equity	—	—	—	—	14,100,000	—	—	14,100,000
Accretion of Class A common stock to redemption	—	—	—	—	(14,124,425)	(5,701,863)	—	(19,826,288)
Net loss	—	—	—	—	—	(609,960)	(24,399)	(634,359)
Balance at March 31, 2022	2,500	—	5,750,100	575	—	(6,685,436)	(38,343)	(6,723,204)
Accretion of Class A common stock to redemption value and offering costs	—	—	—	—	—	(200,000)	—	(200,000)
Net loss	—	—	—	—	—	(353,245)	(14,130)	(367,375)
Balance - June 30, 2022	2,500	$—	5,750,100	$575	$—	$(7,238,681)	$(52,473)	$(7,290,579)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT — (Continued)

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance - May 12, 2021	2,500	$—	5,750,100	$575	$24,425	$(146,981)	$(4,879)	$(126,860)
Net loss	—	—	—	—	—	(52,324)	(2,093)	(54,417)
Balance June 30, 2021	2,500	$—	5,750,100	$575	$24,425	$(199,305)	$(6,972)	$(181,277)

The accompanying notes are an integral part of these consolidated financial statements

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	Period from May 13, 2021 to June 30, 2021
Cash Flows from Operating Activities
Net loss	$(1,001,733)	$(54,417)
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned on securities held in Trust Account	(324,521)	—
Changes in operating assets and liabilities:
Prepaid expenses	(336,769)	—
Deferred offering costs associated with proposed public offering	715,444	(196,248)
Accounts payable to related party and accrued expenses	(415,412)	250,665
Net cash used in operating activities	(1,362,991)	—
Cash Flows from Investing Activities
Investments of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units and underwriter discounts	230,000,000	—
Proceeds from sale of Private Placement Warrants	14,100,000	—
Payment of offering costs	(5,076,288)	—
Net cash provided by financing activities	239,023,712	—
Net change in cash	760,721	—
Cash - beginning of the period	26,000	26,000
Cash - end of the period	$786,721	$26,000

Supplemental disclosure of noncash financing activities:
Deferred offering costs	$8,050,000	$196,248

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Kimbell Tiger Acquisition Corporation is a blank check company incorporated in Delaware on April 9, 2021. As used herein, “the Company” or “TGR” refer to Kimbell Tiger Acquisition Corporation and its majority-owned and controlled operating subsidiary, Kimbell Tiger Operating Company, LLC (“Opco”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The period ended June 30, 2021 includes the activity from May 13, 2021 to June 30, 2021 and relates to the Company's formation and the proposed initial public offering described below. As of June 30, 2022, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and amounts held in trust from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kimbell Tiger Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). In May 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (“Class B common stock”), and (ii) 2,500 shares of TGR’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Also in May 2021, TGR paid $25,000 to Opco in exchange for the issuance of 2,500 Class A units of Opco. In May 2021, the Sponsor received 100 Class A units of Opco in exchange for $1,000 and 5,750,000 Class B units of Opco (which are profits interest units only). The Company refers to the 5,750,000 shares of Class B common stock and corresponding number of Class B units of Opco (or the Class A units of Opco which such Class B units will convert) collectively as the “Founder Shares.” The Founder Shares will be exchangeable for shares of TGR’s Class A common stock after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 100 Class A units of Opco (and corresponding number of shares of Class B common stock (which together will be exchangeable into shares of Class A common stock after the Business Combination on a one-for-one basis)) and the 2,500 shares of our Class A common stock as the “Sponsor Shares.”

The registration statement for the Company’s IPO was declared effective on February 4, 2022. On February 8, 2022, the Company consummated its initial public offering (the “IPO”) of 23,000,000 units (each, a “Unit” and collectively, the “Units”), including 3,000,000 additional Units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option (the “Over-Allotment Units”) at $10.00 per Unit, each of which consists of one share of Class A common stock and one-half of one public warrant, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 14,100,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $14,100,000. Each Private Placement Warrant is exercisable to purchase for $11.50 one share of Class A common stock, or, in certain circumstances, one Class A unit of Opco together with a corresponding number of shares of TGR’s non-economic Class B common stock.

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 2,500 shares of Class A common stock held by the Sponsor. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.30 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and subsequently liquidates and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.30. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $0.8 million in its operating bank accounts, excluding the amounts held in the Trust Account, and working capital of $0.4 million. The Company believes it has sufficient liquidity to operate its business through the Combination Period. In the event additional resources are needed to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide the Company Working Capital Loans (as defined below) (see Note 4).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 31, 2022. The effect of these reclassifications had no impact on previously reported stockholder’s equity or net income. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2022. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ equity.

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.
●	Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation. In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2022.

Trust Account

Upon the closing of the IPO and the Private Placement, $236.9 million of the net proceeds of the sale of the Units and the sale of the Private Placement Warrants were placed the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of:  (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described herein.

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses from changes in fair value, and dividends and interest relating to these investments are included in Interest earned on securities held in Trust Account in the accompanying statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the IPO. These costs, together with the underwriter discount and deferred underwriting commissions, were charged to additional paid-in capital upon completion of the Public Offering.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2022, there was a deferred tax asset of $1.5 million related to the net operating loss generated, offset by a valuation allowance of $1.5 million as a result of the uncertainty of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset was 21%.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

On February 8, 2022, the Company consummated its IPO of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant, or 11,500,000 redeemable warrants in the aggregate (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of TGR’s Class A common stock at a price of $11.50 per share, subject to adjustment.

NOTE 4—RELATED PARTY TRANSACTIONS

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

In addition, The Company believes it has sufficient liquidity to operate its business through the Combination Period. In the event additional resources are needed to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, a portion of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on New York Stock Exchange, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities, secretarial support and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 5—COMMITMENTS AND CONTINGENCIES

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

NOTE 6—STOCKHOLDERS’ EQUITY

Class A Common Stock

The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 23,002,500 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying consolidated balance sheet.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Proceeds from the issuance of the warrants are included in additional paid-in capital on the consolidated balance sheet. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

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

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company calls the warrants for redemption for cash as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

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

NOTE 7—SUBSEQUENT EVENTS

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, but are not limited to, for example, statements about:

●	our being a blank check company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to KRP, our sponsor and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our sponsor, KRP or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (“Trust Account”) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

Overview

We are a blank check company incorporated in Delaware on April 9, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2022 and the period from May 13, 2021 to June 30, 2021 (the “2021 Period”) were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of approximately $0.6 million and $1.2 million, respectively, which consisted of formation and operating expenses, offset by interest income earned on the amounts held in the Trust Account. For the 2021 Period, we had a net loss of approximately $0.2 million which consisted of formation and operating expenses.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of June 30, 2022, we had cash on hand of $0.8 million, excluding the amounts held in the Trust Account and working capital of $0.4 million.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

The Company believes it has sufficient liquidity to operate its business through the Combination Period. In the event additional resources are needed  to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Upon completion of a business combination, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K, and did not have any commitments or contractual obligations.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a business combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a business combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2022, the Company consummated IPO of 23,000,000 units (each, a “Unit” and collectively, the “Units”), including 3,000,000 additional Units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option (the “Over-Allotment Units”) at $10.00 per Unit, each of which consists of one share of Class A common stock and one-half of one public warrant, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. USB Investment Bank acted as the sole book-running manager of the IPO.  The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.  The securities in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-258260). The registration statement for the Company’s IPO was declared effective on February 4, 2022.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 14,100,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our sponsor, Kimbell Tiger Acquisition Sponsor, LLC, a Delaware limited liability company, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $14,100,000.  Each Private Placement Warrant is exercisable to purchase for $11.50 one share of TGR’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), or, in certain circumstances, one Class A unit of Opco together with a corresponding number of shares of TGR’s non-economic Class B common stock, par value $0.0001 per share (the “Class B common stock”).

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

KIMBELL TIGER ACQUISITION CORPORATION

Date: August 4, 2022	By:	/s/ Zachary M. Lunn
		Name:	Zachary M. Lunn
		Title:	President & Chief Executive Officer
Date: August 4, 2022	By:	/s/ Blayne Rhynsburger
		Name:	Blayne Rhynsburger
		Title:	Controller