Form 10-Q
period 2022-09-30
Kimbell Tiger Acquisition Corp
filed 2022-11-03
CIK 1863099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2022, the registrant had 23,000,000 shares of its Class A common stock, $0.0001 par value per share, subject to possible redemption, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

KIMBELL TIGER ACQUISITION CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$551,979	$26,000
Prepaid expenses	183,054	—
Investments held in trust	238,412,777	—
Deferred offering costs associated with proposed public offering	—	715,444
Total current assets	$239,147,810	$741,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable to related party	$347,160	$930,824
Accrued expenses	480,606	173,177
Total current liabilities	827,766	1,104,001
Deferred underwriting compensation	8,050,000	—
Total liabilities	8,877,766	1,104,001

Class A common stock subject to possible redemption, 23,002,500 and 0 shares at September 30, 2022 and December 31, 2021, respectively, at redemption value of $10.30 per share	236,900,000	—

Commitments and contingencies (Note 5)
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 25,000,000 shares authorized, 5,750,100 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,603,468)	(373,613)
Total Kimbell Tiger Acquisition Corporation equity	(6,602,893)	(348,613)
Non-controlling interest in subsidiary	(27,063)	(13,944)
Total stockholders' deficit	(6,629,956)	(362,557)
Total liabilities and stockholders' deficit	$239,147,810	$741,444

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from May 13, 2021 to September 30,
	2022	2021	2022	2021
General and administrative expenses	$527,634	$144,023	$1,853,888	$198,440
Loss from operations	527,634	144,023	1,853,888	198,440
Other income:
Interest earned on securities held in Trust Account	1,188,256	—	1,512,777	—
Other income, net	1,188,256	—	1,512,777	—
Net income (loss)	660,622	(144,023)	(341,111)	(198,440)
Net income (loss) attributable to non-controlling interest in subsidiary	25,409	(5,539)	(13,119)	(7,632)
Net income (loss) attributable to Kimbell Tiger Acquisition Corporation	$635,213	$(138,484)	$(327,992)	$(190,808)

Weighted average shares outstanding of Class A common stock	23,000,000	2,500	19,798,535	2,500
Basic and diluted net income (loss) per share, Class A	$0.03	$(55.39)	$(0.02)	$(76.32)
Weighted average shares outstanding of Class B common stock	5,750,100	5,750,100	5,750,100	5,750,100
Basic and diluted net income (loss) per share, Class B	$0.11	$(0.02)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance at January 1, 2022	2,500	$—	5,750,100	$575	$24,425	$(373,613)	$(13,944)	$(362,557)
Sale of Private Placement Warrants classified as equity	—	—	—	—	14,100,000	—	—	14,100,000
Accretion of Class A common stock to redemption	—	—	—	—	(14,124,425)	(5,701,863)	—	(19,826,288)
Net loss	—	—	—	—	—	(609,960)	(24,398)	(634,358)
Balance at March 31, 2022	2,500	—	5,750,100	575	—	(6,685,436)	(38,342)	(6,723,203)
Accretion of Class A common stock to redemption value and offering costs	—	—	—	—	—	(200,000)	—	(200,000)
Net loss	—	—	—	—	—	(353,245)	(14,130)	(367,375)
Balance at June 30, 2022	2,500	—	5,750,100	575	—	(7,238,681)	(52,472)	(7,290,578)
Net income	—	—	—	—	—	635,213	25,409	660,622
Balance at September 30, 2022	2,500	$—	5,750,100	$575	$—	$(6,603,468)	$(27,063)	$(6,629,956)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT — (Continued)

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity
Balance at May 12, 2021	2,500	$—	5,750,100	$575	$24,425	$(146,981)	$(4,879)	$(126,860)
Net loss	—	—	—	—	—	(52,324)	(2,093)	(54,417)
Balance at June 30, 2021	2,500	—	5,750,100	575	24,425	(199,305)	(6,972)	(181,277)
Net loss	—	—	—	—	—	(138,484)	(5,539)	(144,023)
Balance at September 30, 2021	2,500	$—	5,750,100	$575	$24,425	$(337,789)	$(12,511)	$(325,300)

The accompanying notes are an integral part of these consolidated financial statements

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	Period from May 13, 2021 to September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(341,111)	$(198,440)
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned on securities held in Trust Account	(1,512,777)	—
Changes in operating assets and liabilities:
Prepaid expenses	(183,054)	—
Deferred offering costs associated with proposed public offering	715,444	(316,795)
Accounts payable to related party and accrued expenses	(276,235)	515,235
Net cash used in operating activities	(1,597,733)	—
Cash Flows from Investing Activities
Investments of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units and underwriter discounts	230,000,000	—
Proceeds from sale of Private Placement Warrants	14,100,000	—
Payment of offering costs	(5,076,288)	—
Net cash provided by financing activities	239,023,712	—
Net change in cash	525,979	—
Cash - beginning of the period	26,000	26,000
Cash - end of the period	$551,979	$26,000

Supplemental disclosure of noncash financing activities:
Deferred offering costs in deferred underwriting compensation	$8,050,000	$—
Deferred offering costs in accrued expenses	$—	$577,873

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

The activity for the period from May 13, 2021 to September 30, 2021 relates to the Company's formation and the proposed initial public offering described below. As of September 30, 2022, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and amounts held in trust from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources, and Going Concern Consideration

As of September 30, 2022, the Company had $0.6 million in its operating bank accounts, excluding the amounts held in the Trust Account. In the event additional resources are needed to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide the Company Working Capital Loans (as defined below) (see Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined the liquidity condition and the May 8, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination within the Combination Period.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2022. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ equity.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2022.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” The Company incurred offering costs in connection with the IPO. These costs, together with the underwriter discount and deferred underwriting commissions, were charged to additional paid-in capital upon completion of the Public Offering.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and nine months ended September 30, 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2022, there was a deferred tax asset of $1.4 million related to the net operating loss generated, offset by a valuation allowance of $1.4 million as a result of the uncertainty of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset was 21%.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this consolidated financial statement. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6—STOCKHOLDERS’ EQUITY

Class A Common Stock

The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 23,002,500 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying consolidated balance sheet.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of
September 30, 2022, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, but are not limited to, for example, statements about:

●	our being a blank check company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to Kimbell Royalty Partners, LP (“KRP”), our sponsor and other entities in which members of our management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination including from our sponsor, KRP or other third parties;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (“Trust Account”) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from May 13, 2021 to September 30, 2021 (the “2021 Period”) were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of approximately $0.6 million and a net loss of approximately $0.3 million, respectively, which consisted of formation and operating expenses, offset by interest income earned on the amounts held in the Trust Account. For the three months ended September 30, 2021 and the 2021 Period, we had a net loss of approximately $0.1 million and $0.2 million, respectively, which consisted of formation and operating expenses.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of September 30, 2022, we had cash on hand of $0.6 million, excluding the amounts held in the Trust Account.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K, and did not have any commitments or contractual obligations.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a business combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a business combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and nine months ended September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 15-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a Special Purpose Acquisition Company (“SPAC”) satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. Under the SPAC Rule Proposals, the company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on February 8, 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately eight months after the effective date of our IPO, as of the date of this Quarterly Report). We have until May 8, 2023 to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 15 months, the sponsor may cause us to extend the available time to consummate our initial business combination by three months. The sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately   $1.5 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 15-month anniversary of the effective date of the registration statement relating to our IPO, or May 8 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 15-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 15-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 15-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by May 8, 2023.

Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and limit our ability to complete a business combination.

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

KIMBELL TIGER ACQUISITION CORPORATION

Date: November 3, 2022	By:	/s/ Zachary M. Lunn
		Name:	Zachary M. Lunn
		Title:	President & Chief Executive Officer
Date: November 3, 2022	By:	/s/ Blayne Rhynsburger
		Name:	Blayne Rhynsburger
		Title:	Controller