Form 10-K
period 2022-12-31
Kimbell Tiger Acquisition Corp
filed 2023-02-23
CIK 1863099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☒
			Emerging growth company	☒

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on June 30, 2022, as reported on the NYSE, was $230,460,000 (based on the closing sales price of the Class A common stock on June 30, 2022 of $10.02).

As of February 17, 2023 the Registrant had 23,002,500 shares of its Class A common stock, $0.0001 par value per share, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

(i)

CERTAIN DEFINED TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation;
●	“Board” are to our Board of Directors;
●	“Class A common stock” are to our Class A common stock, $0.0001 par value per share;
●	“Class B common stock” are to our Class B common stock, $0.0001 par value per share;
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“DGCL” are to the General Corporation Law of the State of Delaware;
●	“directors” are to our current directors;
●	“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries, and including Opco Units;
●	“extension option” are to the option of the sponsor, upon deposit of the extension fee into the trust account, to cause us to extend the available time to consummate our initial business combination by three months; the sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination;
●	“extension fee” are to an amount equal to $0.10 per public share (a total of $2,000,000, or $2,300,000 if the underwriter’s over-allotment option is exercised in full) that the sponsor may deposit into the trust account in order to exercise the extension option;
●	“founder shares” are to Class B units of Opco initially issued to our sponsor in a private placement prior to the IPO (or the Class A units of Opco into which such Class B units of Opco will convert) and a corresponding number of shares of our non-economic Class B common stock;
●	“initial stockholders” are to holders of our founder shares and sponsor shares prior to the IPO;
●	“IPO” are to the initial public offering of 23,000,000 of our units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option, at a price of $10.00 per unit;
●	“KRP” are to Kimbell Royalty Partners, LP (NYSE: KRP);
●	“KRP Opco” are to Kimbell Royalty Partners Operating, LLC, a subsidiary of KRP and the managing member of our sponsor;
●	“management” or our “management team” are to our officers and directors;
●	“NYSE” are to The New York Stock Exchange;

●	“Opco” are to our operating subsidiary, Kimbell Tiger Operating Company, LLC;
●	“Opco LLC Agreement” are to the amended and restated limited liability company agreement of Opco;
●	“Opco Units” are to the Class A units and Class B units of Opco;
●	“private placement warrants” are to the warrants to purchase shares of our Class A common stock issued to our sponsor in a private placement simultaneously with the closing of the IPO and warrants that may be issued upon conversion of working capital loans (as described herein);
●	“public shares” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or subsequently in the open market) and, unless otherwise stated herein, the 2,500 shares of our Class A common stock forming part of the sponsor shares;
●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our warrants sold as part of the units in the IPO (whether they are purchased in the IPO or subsequently in the open market);
●	“related companies” are to KRP, KRP Opco and their respective subsidiaries and certain other entities with an executive management team that may from time to time include one or more members of our management team;
●	“sponsor” are to Kimbell Tiger Acquisition Sponsor, LLC, a Delaware limited liability company and a subsidiary of KRP Opco;
●	“sponsor shares” are to the 100 Class A units of Opco and corresponding number of shares of our non-economic Class B common stock (which together will be exchangeable into shares of Class A common stock after our initial business combination on a one-for-one basis) and the 2,500 shares of our Class A common stock purchased by our sponsor in a private placement prior to the IPO;
●	“units” are to our units, each of which consists of one share of our Class A common stock and one-half of one redeemable warrant;
●	“warrants” are to the public warrants and the private placement warrants; and
●	“we,” “us,” “our,” “company,” “our company,” or “TGR” are to Kimbell Tiger Acquisition Corporation, a Delaware corporation, or, where applicable, members of its management team.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We are providing the following summary of the risk factors contained in this Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained under the section entitled “Risk Factors” in this Report in their entirety for additional information regarding the risks and uncertainties that could affect our actual results. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues.
●	Our public stockholders may not be afforded a vote on our proposed initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets.
●	The ability of our public stockholders to exercise redemption rights could increase the probability of an unsuccessful initial business combination and you will have to wait for liquidation to redeem stock.
●	Public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.
●	The requirement to complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us.
●	Our search for a business combination may be materially adversely affected by the coronavirus (COVID-19) pandemic.
●	Global economic, political and market conditions may adversely affect our business and our ability to find an attractive target business for our initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders to influence a vote on a proposed business combination.
●	If we are not able to complete our initial business combination within the prescribed time frame, it could result in our public stockholders receiving only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants could expire worthless to the holder.
●	If a stockholder fails to receive notice of our offer to redeem or repurchase our public shares or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we seek stockholder approval of our initial business combination and do not conduct redemptions or repurchases pursuant to the tender offer rules, and if you hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	If the funds not being held in the trust account are insufficient to allow us to operate for at least the next 15 months following the closing of the IPO (or up to 21 months if the sponsor exercises its extension options), we may be unable to complete our initial business combination and our public stockholders may only receive

$10.30 per public share (or $10.40 or $10.50 per public share), or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Because we are not limited to any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the risks.
●	Because we intend to seek a business combination with a target business in the energy and natural resources industry in North America, we expect our future operations to be subject to risks associated with this sector.
●	We may seek business combination opportunities with an early stage company which could potentially subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
●	Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A units of Opco if we issue shares to consummate an initial business combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.
●	We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be dependent on a limited number of products or services.
●	Transactions in connection with or in anticipation of our initial business combination may be structured in a manner that is not tax-efficient for our stockholders and/or warrantholders.
●	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.
●	Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances, so to liquidate your investment, you may be forced to sell.
●	If third parties bring claims against us, it could result in a reduction in the amount of funds in the trust account available for distribution to our stockholders.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor.
●	The claims of creditors in bankruptcy proceedings may have priority over the claims of our stockholders.
●	Our stockholders may be held liable for claims by third parties against us.
●	Our warrantholders will not be permitted to exercise their warrants unless we register or certain exemptions are available.
●	The NYSE may delist our securities from trading on its exchange.
●	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination.
●	We may redeem outstanding, unexpired warrants prior to their exercise at a time that is disadvantageous.
●	We may issue additional shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.
●	We may seek acquisition opportunities outside of our target industries or sectors.
●	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer which could increase the cost of our initial business combination and/or our inability to find a target.
●	Our ability to successfully effect our initial business combination depends on the efforts of key personnel.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that may have conflicts of interest.
●	Our sponsor, officers, directors, security holders and respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution upon consummation of our initial business combination.
●	A conflict of interest may arise in determining if a particular business combination target is appropriate.
●	Our management may not maintain control of a target business after our initial business combination.
●	Our initial stockholders will control our Board election until consummation of our initial business combination.
●	We may sell a royalty interest in the post-business combination company’s underlying assets to KRP.
●	Provisions in our certificate of incorporation and Delaware law may inhibit a takeover and may discourage lawsuits against our directors and officers.

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

In 2017, as a part of its initial public offering process, KRP, which is the ultimate parent of our sponsor, negotiated the combination of assets and entities from multiple contributing parties to create the KRP public entity. We believe that this ability to form partnerships with private owners to build an entity of scale differentiates us as we look at potential business combinations. Our team has experience in public and private transactions across a range of sizes, including using an Up-C structure such as ours to acquire assets and businesses.

We believe we will also benefit from our management team’s extensive market knowledge across the United States. With KRP’s mineral and royalty interests spanning 28 states and in every major onshore basin in the U.S. Lower 48, our team has insight into the market and expertise in technical evaluation of comparable oil and gas assets. Furthermore, we believe that our relationship with our sponsor will provide expanded access to deal flow and potential targets. KRP’s long history in the minerals and royalties space has allowed members of our team to develop extensive relationships with both exploration and production companies and individual land / mineral owners, which we believe will lead to strong support for a yield-oriented consolidation vehicle with value uplift.

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

After the payment of underwriting commissions (excluding the deferred portion of $8,050,000 in underwriting commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $1,500,000 in expenses relating to the IPO, $3,285,000 of the net proceeds of the IPO and private placement warrants was not deposited into the trust account and was retained by us for working capital purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2022 there was $240,621,146 in investments held in the trust account and $390,850 of cash held outside the trust account available for working capital purposes.

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

Following the closing of the IPO, we have communicated with our management team’s network of relationships, which includes private equity firms, venture capitalists, and entrepreneurs, to articulate the parameters for our search for a target company and begun the process of pursuing and reviewing potential opportunities.

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

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

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

As described under the section entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity before he or she presents such opportunity to us. Also, none of KRP, our sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity. Additionally, none of KRP, our sponsor or any other entity currently has any obligation or duty to provide us with any potential business combination opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for shares of our Class A common stock (or shares of a new holding company), Opco Units (and corresponding shares of our Class B common stock) or for a combination of shares of our Class A common stock, Opco Units (and corresponding shares of our Class B common stock) and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team members’ backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to pay our sponsor a total of $25,000 per month for administrative and support services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. In addition, we have agreed, pursuant to the administrative services agreement with our sponsor relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify our sponsor from any claims arising out of or relating to the IPO or the company’s or Opco’s operations or conduct of the company’s or Opco’s business or any claim against our sponsor alleging any expressed or implied management or endorsement by our sponsor of any of the company’s or Opco’s activities or any express or implied association between our sponsor and the company or Opco or any of their affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our trust account. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with KRP, our sponsor, executive officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our amended and restated certificate of incorporation) with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As described under the section entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of our Class A common stock, or securities convertible or exercisable for Class A common stock (including Opco Units and corresponding shares of our Class B common stock), that will be equal to or in excess of 20% of the number of shares of our common stock or voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of our Class A common stock to be issued, or if the number of shares of our Class A common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of shares of our Class A common stock or securities convertible or exercisable for Class A common stock (including Opco Units and corresponding shares of our Class B common stock) will result in our undergoing a change of control.

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

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the

Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

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

If we hold a stockholder vote to approve our initial business combination, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions or repurchases pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of the IPO (or up to 21 months if the sponsor exercises its extension options).

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have only 15 months from the closing of the IPO (or up to 21 months if the sponsor exercises its extension options) to complete our initial business combination. In the event that we receive notice from the sponsor five days prior to the applicable deadline of its intent to exercise an extension option, we intend to issue a press release announcing such intention to exercise the extension option at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds were timely deposited. If we have not completed our initial business combination within such period, we will:  (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of the company and Opco and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A units of Opco (other than those held by TGR), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such 15-month period (or 18-month or 21-month period, as applicable, if the sponsor exercises its extension options).

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $390,850 of cash held outside of the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the company will provide copies of these documents without charge upon request from us in writing at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available for download at no cost on our website (https://www.kimbelltiger.com/sec-filings) as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission.

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

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19, or any of its variants, continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. While many countries have removed or reduced the restrictions taken in response to COVID-19, the emergence of new variants may result in renewed governmental lockdowns, quarantine requirements or other restrictions. The extent to which COVID-19, or any of its variants, impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (and its variants) and any actions taken to mitigate the severity of COVID-19 or to treat its impact, among others. If the disruptions posed by COVID-19 and its variants or other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, or any of its variants, and other events (such as terrorist attacks, military actions, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

Global economic, political and market conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial business combination.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, ongoing invasion of Ukraine by Russia, and other uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic conditions, interest rates, supply chain constraints and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing invasion of Ukraine by Russia, and resulting market volatility, could adversely affect global economic, political and market conditions and our ability to attract target businesses with which to consummate our initial business combination. In response to ongoing invasion of Ukraine by Russia, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, and could cause the market value of our securities to decline. These market and economic disruptions could also negatively impact our ability to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

While interest rates were at record low levels in recent years, this low interest rate environment will not continue indefinitely. Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic slowdown or recession, any of which could make it more difficult for us to consummate an initial business combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

We intend to focus our search for a target business in the energy and natural resources industry. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in the energy and natural resources industry include, but are not limited to, the following:

●	volatility of oil and natural gas prices;
●	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

●	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable legislation, laws and regulations;
●	denial or delay of receiving requisite regulatory approvals and/or permits;
●	the speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;
●	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;
●	drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;
●	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;
●	availability of key inputs, such as strategic consumables and raw materials and drilling and processing equipment;
●	available pipeline, storage and other transportation capacity;
●	changes in global supply and demand and prices for commodities;
●	impact of energy conservation efforts;
●	technological advances affecting energy production and consumption;
●	overall domestic and global economic conditions;
●	availability of, and potential disputes with, independent contractors;
●	global warming, adverse weather conditions, natural disasters, transition and litigation risks related to climate change or other events (such as equipment malfunctions, explosions, fires or spills);
●	value of U.S. dollar relative to the currencies of other countries; and
●	military actions or terrorist acts.

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

With the number of SPACs evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

The issuance of additional Opco Units (and corresponding shares of our Class B common stock), shares of Class A common stock or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

In addition, certain of our officers and directors are employed by or otherwise provide service to KRP or other companies that may make investments in, or operate in, industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For more information on our officers’ and directors’ other business affairs, see “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

In light of the involvement of our sponsor, officers and directors with other entities, including KRP, we may decide to acquire one or more businesses affiliated with our sponsor, KRP or either of their officers, directors or existing holders, including one or more groups or entities that own or control the general partner of KRP. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”  They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, any entities listed in “Directors, Executive Officers and Corporate Governance—Conflicts of Interest”) pursuant to which such officer or director may be required to present a business combination opportunity to such entities before he or she presents such opportunity to us. Also, none of KRP, our sponsor or any of our directors and officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, he or she may only present such opportunity to us if such other entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.

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

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of

“investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. Under the SPAC Rule Proposals, the company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on February 8, 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. We have until May 8, 2023 to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 15 months, the sponsor may cause us to extend the available time to consummate our initial business combination by three months to August 8, 2023 and to November 8, 2023. The sponsor may exercise the extension option up to two times, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $3.7 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 15-month anniversary of the effective date of the registration statement relating to our IPO, or May 8 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% excise tax on the fair market value of stock repurchased by certain publicly traded U.S. corporations (each, a “covered corporation”)  beginning in 2023 (the “Excise Tax”). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent we would be subject to the Excise Tax in connection with our initial business combination would depend on a number of factors, including (i) whether any redemption related thereto is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of any such stock treated as a repurchased, (iii) the nature and amount of any equity we issue within the same taxable year as the business combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. In addition, the Excise Tax would be payable by us, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete a business combination and limit our ability to complete a business combination, fund future operations, or make distributions to shareholders.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;

●	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, military actions, terrorist attacks and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks (including by state actors or others abroad) on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)Market Information

Our Class A common stock and warrants are listed on the NYSE, under the symbols “TGR” and “TGR.WS,” respectively.

(b)Holders

As of December 31, 2022, there was one holder of record of our Class A common stock, one holder of record of our Class B common stock, and no holders of record of our warrants. There was also only one record holder of Class A and Class B units of our operating subsidiary, Kimbell Tiger Operating Company, LLC.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Of the net proceeds of the IPO and the sale of the private placement warrants, $236,900,000, including $8,050,000 of deferred underwriting commissions, are held in a U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee as of December 31, 2022. We incurred offering costs of approximately $11,965,000, inclusive of $8,050,000 in deferred underwriting commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus which formed a part of our IPO Registration Statement.

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

We have until May 8, 2023 to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination that date, the sponsor may cause us to extend the available time to consummate our initial business combination by three months. In order to exercise the extension option, our sponsor must deposit into the Trust Account $0.10 per public share (a total of $2,300,000) on or prior to the date of the applicable deadline. The sponsor may exercise the extension option up to two times to August 8, 2023 and to November 8, 2023, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 and the period April 9, 2021 (inception) through December 31, 2021 (the “2021 Period”) were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $1.5 million, which consisted of formation and operating expenses, offset by interest income earned on the amounts held in the Trust Account. For the 2021 Period, we had a net loss of $388,577, which consisted of formation and operating expenses.

Liquidity, Capital Resources and Going Concern Consideration

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of December 31, 2022, the Company had cash on hand of $0.4 million, excluding the amounts held in the trust account.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined the liquidity condition and its inability to satisfy its obligations in the event of liquidation raises substantial doubt about our ability to continue as a going concern, if it does not complete a business combination prior to the end of the business combination period. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. We intend to complete a business combination within the combination period.

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

If mandatory liquidation occurs, we may not have sufficient resources to pay our creditors based on our working capital deficit. If the Sponsor elects to exercise the extension option and deposits additional amounts to the Trust Account, those proceeds will not be available for use in operations, but rather fund the incremental redemption price. Interest earned on the Trust Account is not available for use in operations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay KRP and certain of its subsidiaries a total of $25,000 per month for administrative and support services. We began incurring these fees on February 4, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage.

Redeemable Common Stock

All of the 23,000,000 Class A common stock as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation if there is a shareholder vote or tender offer in connection with the initial business combination and in accordance with our amended and restated certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC

480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2022 and the 2021 Period.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table shows information for our directors and executive officers. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively.

Name	Age	Position
Zachary M. Lunn	36	President & Chief Executive Officer
R. Blayne Rhynsburger	36	Controller
Robert D. Ravnaas	65	Chairman of the Board of Directors
R. Davis Ravnaas	37	Director and Strategic Advisor
Kimberly DeWoody	39	Independent Director
Fred N. Reynolds	65	Independent Director
William H. Goodwin	37	Independent Director

Zachary Lunn—President and Chief Executive Officer:  Zachary Lunn has extensive operating experience in the E&P sector, including conventional and unconventional reservoirs across multiple states and basins. Mr. Lunn began his career with Nexen Petroleum USA, gaining experience in operations, business development, and reservoir engineering while working assets in the Gulf of Mexico. Following the $15.1 billion sale of Nexen to CNOOC, Mr. Lunn pursued a production/operations position with Petro-Hunt LLC, where he supervised the company’s operated production, including all conventional and unconventional reservoirs in Texas, Louisiana, Mississippi, North Dakota, Montana, and Wyoming. Further, Mr. Lunn created a development plan for 500,000 Bakken acres and played an integral role on the divestiture team, resulting in $1.45 billion in M&A activity. In 2014, Mr. Lunn joined Enduro Resource Partners and was responsible for 550 well sites in North Dakota, Texas, and Louisiana. In July 2018, upon learning that Enduro Resource Partners planned to sell their assets, Mr. Lunn partnered with the principals of Cobra Oil & Gas Corporation and acquired the properties. Upon acquisition, Mr. Lunn managed all day-to-day activities of Cobra Oil & Gas Corporation including operations, marketing, business development, and finance. Under Mr. Lunn’s stewardship, Cobra Oil & Gas grew production while maintaining high levels of free cash flow. Mr. Lunn is a member of the Society of Petroleum Engineers, American Association of Drilling Engineers, and Fort Worth Wildcatters. He received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University.

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

Kimberly DeWoody— Independent Director:  Ms. DeWoody is the Finance Director for the Southwestern Exposition and Livestock Show (Fort Worth Stock Show & Rodeo), where she oversees all aspects of the Show’s accounting and finance functions. Prior to joining the Show in November 2020, Ms. DeWoody spent a total of 13 years at Whitley Penn LLP where she became an audit partner effective January 1, 2017. Throughout her time at Whitley Penn, Ms. DeWoody had extensive experience providing audit and assurance services to a broad range of industries, with a significant focus on the oil and gas sector, and her clients included both publicly traded and privately held companies. Ms. DeWoody has substantial knowledge of U.S. accounting and auditing standards gained through her public accounting career. Additionally, while at Whitley Penn, Ms. DeWoody had international and IFRS experience through her participation in the Nexia International Secondment Program where she worked at Smith & Williamson’s London office. She began in her career in public accounting at Ernst & Young in Houston, Texas. Ms. DeWoody was awarded “Forty Under 40” by Hart Energy’s Oil & Gas Investor. Additionally, Ms. DeWoody was awarded “Forty Under 40” by the Fort Worth Business Press and is a graduate of Leadership Fort Worth. She was awarded the Legacy of Women Award by SafeHaven of Tarrant County. Ms. DeWoody holds Bachelor of Business Administration and Master of Accountancy degrees from Baylor University. She is a certified public accountant, licensed in the state of Texas, and a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants (TXCPA), and Fort Worth Chapter of TXCPA.

Fred N. Reynolds—Independent Director:  Mr. Reynolds is the principal owner of Fred S. Reynolds and Associates, a petroleum engineering consulting firm located in Fort Worth, Texas. Mr. Reynolds graduated in 1979 with a Bachelor of Science in Petroleum Engineering from the University of Oklahoma. Following graduation, Mr. Reynolds worked for Chevron U.S.A. and Equity Oil Company as a drilling and completion engineer and Engineering Manager, before joining his father and forming the petroleum engineering consulting firm of Fred S. Reynolds and Associates in 1983. The consulting business consults in all aspects of petroleum engineering with the emphasis on reservoir evaluations, reserve determinations, and economic projections for the purposes of determining fair market value, loan values, and prospect screening. The firm’s clients are oil and gas companies, individual royalty and working interest owners, estate planning attorneys, and bank trust and energy lending departments.

William H. Goodwin—Independent Director:  Mr. Goodwin is the co-founder and Managing Partner at Esperanza Capital Partners (“ECP”) where he is a member of the firm’s investment committee. Mr. Goodwin oversees investment sourcing, diligence, and transactional negotiations along with general firm management and execution. Prior to co-founding ECP in 2021, Mr. Goodwin was a Partner at Millennial Energy Partners (“MEP”), a Houston based, oil and gas investment firm and direct asset manager. During his tenure at MEP, he managed the firms operating subsidiaries and chaired operating committees for the firms active investment vehicles while serving on the York Tactical Energy Fund I, LP (“YTEF”) investment committee. In his role with YTEF, he helped guide the deployment of capital across multiple basins in US Lower 48 and the North Sea with professionals from York Capital Management. YTEF’s portfolio included equity, debt, and structured financing vehicles across the upstream and midstream sectors. Prior to MEP, Mr. Goodwin worked at Nexen Inc. (NYSE: NXY) in various technical roles for producing assets in the US Gulf of Mexico shelf and deepwater. He continued working at NXY through its merger with China Offshore National Oil Company (NYSE: CNOOC). Prior industry experience includes full-field developments with Anglo-Dutch Energy, Cobalt International Energy and Houston Energy L.P. Mr. Goodwin currently serves on the advisory board and is a founding investor in Cantium LLC, a York Capital controlled E&P. Mr. Goodwin sits on the Petroleum Club of Houston Membership Committee and holds a Bachelor of Science in Geology from Louisiana State University and is a former letterman and pitcher on the LSU baseball team. Mr. Goodwin was appointed as an Independent Director of the Board on February 7, 2023.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors will expire at our first annual meeting of stockholders. The term of office of the second class of directors will expire at the second annual meeting of stockholders. The term of office of the third class of directors will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Committees of the Board

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. The rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website at https://www.kimbelltiger.com.

Audit Committee

We have established an audit committee of the Board. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Ms. DeWoody, Mr. Reynolds and Mr. Goodwin serve as the members of our audit committee and are independent.

Ms. DeWoody chairs the audit committee. Each member of the audit committee is financially literate and our Board has determined that Ms. DeWoody qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the Board. Ms. DeWoody and Mr. Reynolds serve as the members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a fully independent compensation committee. Ms. DeWoody and Mr. Reynolds are independent. Mr. Reynolds chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the Board. Under the NYSE listing standards, we are required to have a fully independent nominating committee. The members of our nominating and corporate governance committee are Ms. DeWoody and Mr. Reynolds, each of whom is independent. Mr. Reynolds chairs the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the Board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;
●	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website at https://www.kimbelltiger.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics by posting a copy on our website.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at https://www.kimbelltiger.com.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed that any founder shares will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them, in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed that any founder shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them, if we fail to consummate our initial business combination within 15 months after the closing of our IPO (or up to 21 months if the sponsor exercises its extension options). If we do not complete our initial business combination within such applicable time period, the portion of the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares and any Class A units of Opco (other than those held by us), and the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them, and any shares of our Class A common stock acquired upon exchange of founder shares, until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own or acquire common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B common stock by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, on an as-converted basis;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

The following table is based on outstanding shares as of February 17, 2023, of which there were 23,002,500 shares of Class A common stock and 5,750,100 shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A common stock		Class B common stock
	Number of Shares of		Number of Shares of
	Class A Common Stock	Approximate	Class B Common Stock	Approximate
Name and Address of Beneficial Owner(1)	Beneficially Owned	Percentage of Class	Beneficially Owned(2)	Percentage of Class
Kimbell Tiger Acquisition Sponsor, LLC (our sponsor) (3)(4)	2,500	*	5,750,100	100%
Directors and Named Executive Officers:
Zachary M. Lunn(4)	—	—	—	—
R. Blayne Rhynsburger(4)	—	—	—	—
Robert D. Ravnaas(4)	—	—	—	—
R. Davis Ravnaas(4)	—	—	—	—
Matthew S. Daly(4)	—	—	—	—
Kimberly DeWoody(4)	—	—	—	—
Fred N. Reynolds(4)	—	—	—	—
All directors and executive officers as a group (7 individuals)	2,500	*	5,750,100	100%
Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC(5)	1,612,200	7.0%
Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross(6)	1,800,000	7.83%
Highbridge Capital Management, LLC and Highbridge Funds(7)	1,689,072	7.34%
Shaolin Capital Management LLC(8)	1,634,000	7.11%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.
(2)	Interests shown consist of founder shares and sponsor shares. The Class A units of Opco (and corresponding shares of our Class B common stock) comprising a portion of such shares will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Kimbell Royalty Partners Operating, LLC (“KRP OpCo”), a subsidiary of KRP, is the managing member of our sponsor. KRP Opco has sole voting and investment discretion with respect to the shares held by the sponsor. The managing member of KRP Opco is KRP. KRP may be deemed to beneficially own the shares held by our sponsor by virtue of its direct ownership of our sponsor. KRP is controlled by Kimbell Royalty GP, LLC, which is the general partner of KRP. The general partner of KRP is owned by a holding company that is controlled by entities affiliated with Robert D. Ravnaas, among others. Mr. R. Ravnaas, by virtue of his indirect ownership interest in the entity that owns the general partner of KRP, may be deemed to beneficially own the non-economic general partner interest of KRP held by its general partner. Mr. R. Ravnaas disclaims beneficial ownership of this interest. See also a Schedule 13G filed with the SEC on February 14, 2022, on behalf of KRP, Kimbell Royalty GP, LLC, and our sponsor.
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
(5)	According to Amendment No. 1 Schedule 13G/A filed with the SEC on February 14, 2023, on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, Saba Capital, Saba GP and Mr. Weinstein share voting and dispositive power and may be deemed the beneficial owner of 1,612,200 shares of Class A common stock reported above. The business address for this stockholder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to a Schedule 13G filed with the SEC on February 18, 2022, on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company and the general partner of ACP (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company and the managing member of ACPGP (“ACA”), Mr. Robert Atchinson, as a managing member of ACA, and Phillip Gross, as a managing member of ACA, each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross share voting and dispositive power and may be deemed the beneficial owner of 1,800,000 shares of Class A common stock reported above. The business address for this stockholder is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(7)	According to a Schedule 13G filed with the SEC on February 2, 2023, on behalf of Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge Capital”) and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares of Class A common stock directly held by the Highbridge Funds, with shared voting and dispositive power and may be deemed the beneficial owner of 1,689,072 shares of Class A common stock reported above. The business address for this stockholder is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(8)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware (“Shaolin Capital”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. Shaolin Capital has the sole voting and dispositive power and may be deemed the beneficial owner of 1,634,000 shares of Class A common stock reported above. The business address for this stockholder is 230 NW 24th Street, Suite 603, Miami, FL 33127.

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

Issuance of Equity

Except as otherwise determined by us, at any time we issue a share of our Class A common stock or any other equity security, the net proceeds received by us with respect to such issuance, if any, will be concurrently invested in Opco, and Opco will issue to us one Class A Unit or other economically equivalent equity interest. Conversely, if at any time any shares of our Class A common stock are redeemed, repurchased, or otherwise acquired by us, including in connection with the exercise of redemption rights by holders of our public shares, Opco will redeem, repurchase or otherwise acquire an equal number of Opco Units held by us, upon the same terms and for the same price, as the shares of our Class A common stock are redeemed, repurchased or otherwise acquired.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“Working Capital Loans”). If the company completes a business combination, the company would repay the Working Capital Loans out of the proceeds of the trust account released to the company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, a portion of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the company had no borrowings under the Working Capital Loans.

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

Director Independence

The NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). In addition, we are required to have an audit committee composed of at least three members who meet the independence and experience tests established by the NYSE and the Exchange Act. Our board of directors has determined that Kimberly DeWoody, Fred N. Reynolds and William H. Goodwin, each of whom serves on our audit committee and our conflicts and compensation committee, are independent under the independence standards of the NYSE and the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present and preside over. Stockholders and other interested parties may communicate with our Board or any individual director. Communications should be addressed to the relevant director, c/o Kimbell Tiger Acquisition, 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of KPMG, LLP (“KPMG”) acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG for services rendered.

Audit Fees. During the year ended December 31, 2022 and the 2021 Period, fees for our independent registered public accounting firm were approximately $285,300 and $160,500, respectively, for the services KPMG performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Report and our registration statement.

Audit-Related Fees. During the year ended December 31, 2022 and the 2021 Period, our independent registered public accounting firm did not render audit related services.

Tax Fees. During the year ended December 31, 2022, fees for our independent registered public accounting firm were approximately $15,000 for tax consulting services related to tax compliance, tax advice and tax planning. During the 2021 Period, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the 2021 Period, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).
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

21.1*	Subsidiaries of the Registrant.
24*	Power of Attorney (included on signature page of this report).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2023

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

Name	Title	Date

/s/ Zachary M. Lunn	President & Chief Executive Officer	February 23, 2023
Zachary M. Lunn

/s/ Blayne Rhynsburger	Controller	February 23, 2023
Blayne Rhynsburger

/s/ Robert D. Ravnaas	Chairman of the Board of Directors	February 23, 2023
Robert D. Ravnaas

/s/ R. Davis Ravnaas	Director and Strategic Advisor	February 23, 2023
R. Davis Ravnaas

/s/ Kimberly DeWoody	Director	February 23, 2023
Kimberly DeWoody

/s/ Fred N. Reynolds	Director	February 23, 2023
Fred N. Reynolds

/s/ William H. Goodwin	Director	February 23, 2023
William H. Goodwin

KIMBELL TIGER ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Kimbell Tiger Acquisition Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kimbell Tiger Acquisition Corporation and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and period from April 9, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash flows to satisfy current obligations to creditors upon liquidation, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

February 23, 2023

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$390,850	$26,000
Prepaid expenses	35,201	—
Investments held in trust	240,621,146	—
Deferred offering costs associated with proposed public offering	—	715,444
Total current assets	$241,047,197	$741,444

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable to related party	$452,912	$930,824
Accrued expenses	722,555	173,177
Deferred underwriting compensation	8,050,000	—
Total current liabilities	9,225,467	1,104,001

Class A common stock subject to possible redemption, 23,002,500 and 0 shares at December 31, 2022 and December 31, 2021, respectively, at redemption value of $10.30 per share	236,900,000	—

Commitments and contingencies (Note 5)
Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 25,000,000 shares authorized, 5,750,100 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,119,476)	(373,613)
Total Kimbell Tiger Acquisition Corporation equity	(5,118,901)	(348,613)
Non-controlling interest (deficit) in subsidiary	40,631	(13,944)
Total stockholder's deficit	(5,078,270)	(362,557)
Total liabilities and stockholder's deficit	$241,047,197	$741,444

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Period from April 9, 2021 to December 31,
	2022	2021
General and administrative expenses	$2,302,216	$388,557
Loss from operations	(2,302,216)	(388,557)
Other income:
Interest earned on securities held in Trust Account	3,721,145	—
Other income, net	3,721,145	—
Net income (loss) before taxes	1,418,929	(388,557)
Income tax expense	208,354	—
Net income (loss)	1,210,575	(388,557)
Net income (loss) attributable to non-controlling interest in subsidiary	54,575	(14,944)
Net income (loss) attributable to Kimbell Tiger Acquisition Corporation	$1,156,000	$(373,613)
Weighted average shares outstanding of Class A common stock	20,605,479	2,500
Basic and diluted net income (loss) per share, Class A	$0.06	$(149.45)
Weighted average shares outstanding of Class B common stock	5,750,100	5,750,100
Basic and diluted net income (loss) per share, Class B	$0.20	$(0.06)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Non-controlling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit
Balance at April 9, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class B common stock to Sponsor	2,500	—	5,750,100	575	24,425	—	—	25,000
Issuance of unit in OpCo to Sponsor	—	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	—	(373,613)	(14,944)	(388,557)
Balance at December 31, 2021	2,500	—	5,750,100	575	24,425	(373,613)	(13,944)	(362,557)
Sale of Private Placement Warrants classified as equity	—	—	—	—	14,100,000	—	—	14,100,000
Accretion of Class A common stock to redemption value and offering costs	—	—	—	—	(14,124,425)	(5,901,863)	—	(20,026,288)
Net income	—	—	—	—	—	1,156,000	54,575	1,210,575
Balance at December 31, 2022	2,500	$—	5,750,100	$575	$—	$(5,119,476)	$40,631	$(5,078,270)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Period from April 9, 2021 to December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$1,210,575	$(388,557)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Interest earned on securities held in Trust Account	(3,721,145)	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,201)	—
Deferred offering costs associated with proposed public offering	715,444	(715,444)
Accounts payable to related party and accrued expenses	71,465	1,104,001
Net cash used in operating activities	(1,758,862)	—
Cash Flows from Investing Activities
Investments of cash in Trust Account	(236,900,000)	—
Net cash used in investing activities	(236,900,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units and underwriter discounts	230,000,000	—
Proceeds from sale of Private Placement Warrants	14,100,000	—
Payment of offering costs	(5,076,288)	—
Contributions from Class A and Class B stockholder	—	25,000
Contributions from non-controlling interest owner	—	1,000
Payment of offering costs	—	—
Net cash provided by financing activities	239,023,712	26,000
Net change in cash	364,850	26,000
Cash - beginning of the period	26,000	—
Cash - end of the period	$390,850	$26,000

Supplemental disclosure of noncash financing activities:
Deferred offering costs in deferred underwriting compensation	$8,050,000	$—
Deferred offering costs in accrued expenses	$—	$715,444

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS9

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 9, 2021 (inception) through December 31, 2021 (the “2021 Period”) relates to the Company’s formation and the IPO (as defined below) described below. All activity in 2022 relates to the IPO and activities around identifying a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (May 8, 2023) (or up to 21 months, if the sponsor exercises its option to extend to August 8, 2023 and November 8, 2023

(each, an “extension option”), upon deposit of an amount equal to $0.10 per Public Share (the “extension fee”) into the Trust Account, to cause us to extend the available time to consummate our initial Business Combination by three months, which extension option the sponsor may exercise up to two times) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest will be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses, and of which no interest earned will be used to fund operational expenses), divided by the number of then outstanding Public Shares and Class A units of Opco (other than those held by TGR), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $390,850 in its operating bank accounts, excluding the amounts held in the Trust Account. Upon completion of the IPO, the Sponsor funded $3.2 million to the Company in exchange for Private Placement Warrants to satisfy the working capital needs of the Company. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4).

In connection with the Company’s assessment of going concern, management has determined the liquidity condition and the inability to satisfy its obligations raises substantial doubt about the Company’s ability to continue as a going concern from the date that these financial statements are filed, if it does not complete a Business Combination within the Business Combination period.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination within the Combination Period; however, completing a Business Combination is not entirely within the Company’s control. Therefore, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of SEC.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2022 and 2021. The ownership interest of non-controlling participants in the operating subsidiary is included as a separate component of stockholders’ equity.

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

The Company’s Permitted Investments, which were invested on February 9, 2022, are classified as Level 1.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2022 and the 2021 Period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the year ended December 31, 2022, the Company incurred $0.2 million of income tax expense. The difference between the effective tax rate and the statutory tax rate of 21% is due to the Company utilizing net operating loss carryforwards.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Class A Common Stock

The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 23,002,500 shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

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