Form 10-Q
period 2023-03-31
Kimbell Tiger Acquisition Corp
filed 2023-05-03
CIK 1863099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 23,002,500 shares of its Class A common stock, $0.0001 par value per share, subject to possible redemption, and 5,750,100 shares of its Class B common stock, $0.0001 par value per share, outstanding.

KIMBELL TIGER ACQUISITION CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$100,930	$390,850
Prepaid expenses	79,932	35,201
Investments held in trust	243,059,983	240,621,146
Total current assets	$243,240,845	$241,047,197

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable to related party	$563,428	$452,912
Accrued expenses	1,075,076	722,555
Deferred underwriting compensation	8,050,000	8,050,000
Total current liabilities	9,688,504	9,225,467

Class A common stock subject to possible redemption, 23,002,500 at March 31, 2023 and December 31, 2022, respectively, at redemption value of $10.30 per share	236,900,000	236,900,000

Commitments and contingencies (Note 5)
Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 25,000,000 shares authorized, 5,750,100 shares issued and outstanding	575	575
Accumulated deficit	(3,456,559)	(5,119,476)
Total Kimbell Tiger Acquisition Corporation equity	(3,455,984)	(5,118,901)
Non-controlling interest in subsidiary	108,325	40,631
Total stockholder's deficit	(3,347,659)	(5,078,270)
Total liabilities and stockholder's deficit	$243,240,845	$241,047,197

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$248,190	$735,744
Loss from operations	(248,190)	(735,744)
Other income:
Interest earned on securities held in Trust Account	2,438,837	101,386
Other income, net	2,438,837	101,386
Net income (loss) before taxes	2,190,647	(634,358)
Income tax expense	460,036	—
Net income (loss)	1,730,611	(634,358)
Net income (loss) attributable to non-controlling interest in subsidiary	67,694	(24,398)
Net income (loss) attributable to Kimbell Tiger Acquisition Corporation	$1,662,917	$(609,960)
Weighted average shares outstanding of Class A common stock	23,000,000	13,035,833
Basic and diluted net income (loss) per share, Class A	$0.07	$(0.05)
Weighted average shares outstanding of Class B common stock	5,750,100	5,750,100
Basic and diluted net income (loss) per share, Class B	$0.29	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

							Total
	Class A Common Stock		Class B Common Stock		Accumulated	Non-controlling	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Interest	Deficit
Balance at January 1, 2023	2,500	$—	5,750,100	$575	$(5,119,476)	$40,631	$(5,078,270)
Net income	—	—	—	—	1,662,917	67,694	1,730,611
Balance at March 31, 2023	2,500	$—	5,750,100	$575	$(3,456,559)	$108,325	$(3,347,659)

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT — (Continued)

(Unaudited)

								Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Non-controlling	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit
Balance at January 1, 2022	2,500	$—	5,750,100	$575	$24,425	$(373,613)	$(13,945)	$(362,558)
Sale of Private Placement Warrants classified as equity	—	—	—	—	14,100,000	—	—	14,100,000
Accretion of Class A common stock to redemption	—	—	—	—	(14,124,425)	(5,701,863)	—	(19,826,288)
Net loss	—	—	—	—	—	(609,960)	(24,398)	(634,358)
Balance at March 31, 2022	2,500	$—	5,750,100	$575	$—	$(6,685,436)	$(38,343)	$(6,723,204)

The accompanying notes are an integral part of these consolidated financial statements

KIMBELL TIGER ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$1,730,611	$(634,358)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Interest earned on securities held in Trust Account	(2,438,837)	(101,386)
Changes in operating assets and liabilities:
Prepaid expenses	(44,731)	(490,485)
Deferred offering costs associated with proposed public offering	—	715,444
Accounts payable to related party and accrued expenses	463,037	(422,100)
Net cash used in operating activities	(289,920)	(932,885)
Cash Flows from Investing Activities
Investments of cash in Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)
Cash Flows from Financing Activities
Proceeds from sale of units and underwriter discounts	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	14,100,000
Payment of offering costs	—	(3,339,229)
Net cash provided by financing activities	—	240,760,771
Net change in cash	(289,920)	2,927,886
Cash - beginning of the period	390,850	26,000
Cash - end of the period	$100,930	$2,953,886

Supplemental disclosure of noncash financing activities:
Deferred offering costs in deferred underwriting compensation	$—	$8,050,000
Deferred offering costs in accrued expenses	$—	$1,537,059

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 and 2022 relates to the IPO and activities around identifying a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and amounts held in trust from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources, and Going Concern Consideration

As of March 31, 2023, the Company had $0.1 million in its operating bank accounts, excluding the amounts held in the Trust Account. In the event additional resources are needed to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4).

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 23, 2023. The effect of these reclassifications had no impact on previously reported stockholder’s equity or net income. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2023. The ownership interest of non-controlling participants in the operating subsidiary is included as a separate component of stockholders’ deficit.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2023.

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

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses from changes in fair value, and dividends and interest relating to these investments are included in Interest earned on securities held in Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” The Company incurred offering costs in connection with the IPO. These costs, together with the underwriter discount and Deferred Discount (as defined in the underwriting agreement), were charged to additional paid-in capital upon completion of the Public Offering.

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

The Class B common stock and the Class B units of Opco were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using a closed form barrier option model. Compensation expense related to the Class B common stock and Class B units of Opco is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2023 and 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2023, the Company incurred $0.5 million of income tax expense, which is included in accrued expenses in the accompanying unaudited consolidated balance sheet. The effective tax rate used to calculate the income tax expense was 21%. As of March 31, 2022, there was a deferred tax asset of $1.4 million related to the net operating loss generated, offset by a valuation allowance of $1.4 million as a result of the realization of the tax benefit of the net operating loss carryforward prior to expiration. The effective tax rate used to calculate the deferred tax asset as of March 31, 2022 was 21%. The Company reversed the valuation allowance and used its deferred tax asset during 2022.

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

Related Party Loans

The Company believes it has sufficient liquidity to operate its business through the Combination Period. In the event additional resources are needed to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may, but are not obligated to, be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, a portion of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

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

NOTE 6—STOCKHOLDERS’ EQUITY

Class A Common Stock

The Company is authorized to issue 225,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023, there were 23,002,500 shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of
March 31, 2023, there were 5,750,100 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

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

NOTE 7—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On May 3, 2023, TGR determined that it will redeem all of its outstanding shares of Class A Common Stock included as part of the units issued in its initial public offering and the 2,500 shares of Class A common stock forming part of the sponsor shares, effective as of the close of business on May 22, 2023, as TGR will not consummate an initial business combination on or prior to May 8, 2023. Based on the amount held in trust as of March 31, 2023, the per-share redemption price for the TGR public shares is expected to be approximately $10.56. The public shares of TGR will cease trading as of the close of business on May 8, 2023. As of the close of business on May 9, 2023, the public shares will be deemed cancelled and will represent only the right to receive the redemption amount. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. The sponsor has waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s initial public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

We have until May 8, 2023 to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination before that date, the sponsor may, but is not obligated to, cause us to extend the available time to consummate our initial business combination by three months. In order to exercise the extension option, our sponsor must deposit into the Trust Account $0.10 per public share (a total of $2,300,000) on or prior to the date of the applicable deadline. The sponsor may exercise the extension option up to two times to August 8, 2023 and to November 8, 2023, allowing for up to an additional six months (for a total of 21 months) to complete an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $1.7 million, which consisted of interest income earned on the amounts held in the Trust Account, offset by operating expenses. For the three months ended March 31, 2022, we had a net loss of approximately $0.6 million, which consisted of formation and operating expenses, offset by interest income earned on the amounts held in Trust.

Liquidity, Capital Resources and Going Concern Consideration

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of March 31, 2023, we had cash on hand of $0.1 million, excluding the amounts held in the Trust Account.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K, and did not have any commitments or contractual obligations.

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

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2022 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

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

KIMBELL TIGER ACQUISITION CORPORATION

Date: May 3, 2023	By:	/s/ Zachary M. Lunn
		Name:	Zachary M. Lunn
		Title:	President & Chief Executive Officer
Date: May 3, 2023	By:	/s/ Blayne Rhynsburger
		Name:	Blayne Rhynsburger
		Title:	Controller